Form 10QSB
period 2007-07-31
Sunrise Global Inc.
filed 2007-09-13
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 333-142836

SUNRISE GLOBAL, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-8767728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 West Garvey Avenue, Suite 102-208
Monterey Park, California	91754
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (626) 407-2622

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class - Common Stock, 1,963,000 shares outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

The accompanying unaudited financial statements of Sunrise Global Inc. (“Sunrise” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended April 30, 2007, previously filed with the Commission, which are included in the Company's Registration Statement filed on Form SB-2.

SUNRISE GLOBAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	July 31, 2007	April 30, 2007

ASSETS:
Current assets:
Cash	$39,416	$41,300
Prepaid expenses	549	10,000

TOTAL ASSETS	$39,965	$51,300

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$11,513	$-
Advance from company officers	3,238	702

TOTAL LIABILITIES	14,751	702

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No shares issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
1,963,000 issued and outstanding	1,963	1,963
Additional paid-in capital	54,337	54,337
Deficit accumulated during the development stage	(31,086)	(5,702)

Total Stockholders' Equity	25,214	50,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,965	$51,300

See notes to financial statements

SUNRISE GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF  EXPENSES

(unaudited)

	For the Three	Inception
	Months Ended	(September 27, 2006)
	July 31,	through July 31,
	2007	2007

Expenses:
Website development costs	$-	$5,000
General and administrative expenses	25,750	26,452

Total Operating Expenses	25,750	31,452

Other Income (Expense):
Interest income	366	366

Net Loss	$(25,384)	$(31,086)

Net Loss per share - basic and diluted	$(0.01)	n/a

Weighted average share outstanding - basic and diluted	1,963,000	n/a

See notes to financial statements

SUNRISE GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three	Inception
	Months Ended	(September 27, 2006)
	July 31,	through July 31,
	2007	2007

Cash Flows from Operating Activities:
Net Loss	$(25,384)	$(31,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	5,000
Changes in:
Prepaid expenses	9,451	(549)
Accounts payable	11,513	11,513

Net Cash Flows Used in Operations	(4,420)	(15,122)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	51,300
Advance from company officer	2,536	3,238

Net Cash Flows Provided by Financing Activities	2,536	54,538

Net Increase (Decrease) in Cash	(1,884)	39,416

Cash and cash equivalents - Beginning of period	41,300	-

Cash and cash equivalents - End of period	$39,416	$39,416

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See notes to financial statements

SUNRISE GLOBAL, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Sunrise Global, Inc was incorporated in Nevada on September 27, 2006. Sunrise was formed to sell recycled industrial waste material to customers in China. The main operations and services of Sunrise will include acquisition of recyclable materials such as scrap metals, plastic, cardboard, and paper sourced from suppliers in North America and the resale of such material to customers in China.

Basis of Presentation. The accompanying unaudited interim financial statements of Sunrise have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise’s audited 2007 annual financial statements and notes thereto filed with the SEC on Form SB-2, which was declared effective on June 1, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise’s 2007 annual financial statements have been omitted.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  At July 31, 2007, Sunrise had a working capital deficiency, has not generated revenues and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2007, the chief executive officer of Sunrise loaned $2,536 for operating expenses that is unsecured, non-interest bearing and due on demand.

Sunrise’s principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 4 - SUBSEQUENT EVENT

On September 12, 2007, Sunrise signed a $300,000 convertible promissory note maturing December 31, 2008 with interest payable at the rate of 8% per annum commencing on September 12, 2007. The principal amount of the Note, or any portion thereof that is an integral multiple of $50,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price $0.10 per share. These shares have piggy-back rights for registration.

Item 2.  Management's Discussion and Analysis of Financial Condition or Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Forward-Looking Statement s

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

BUSINESS OVERVIEW

Organization

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. Our address is 201 W. Garvey Ave. Suite 102-208, Monterey Park, CA 91754, and our telephone number is (626) 407-2622. We have a website at www.nasunrise.com.

Proposed Business

We are a recycled industrial waste resale company with operations to be based the United States and China. We were formed to sell recycled industrial waste material to customers in China. Our main operations and services will include acquisition of recyclable materials such as scrap metals (including battered pipes, fine metal shavings, doorknobs, jumbles of wire, crumpled cars and all other manner of flotsam), plastic, cardboard, and paper sourced from suppliers in North America and the resale of such material to customers in China. We believe the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. We believe our major customers will be Chinese manufacturers and recycled material traders, which are located mainly in the Chinese provinces of Guangdong, Shandong, Zhejiang and Jiangshu.

We are a development stage company that has generated no revenues from operations since our incorporation on September 27, 2006. We have incurred losses since our inception, have no operations and rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have been primarily engaged in business planning activities, including researching opportunities for sale of recycled material in China, developing our economic models and financial forecasts, performing due-diligence regarding potential sources for recycled material acquisition, shipping and potential customers, and raising capital.

Our principal offices are located at 201 W. Garvey Ave. Suite 102-208, Monterey Park, CA 91754, which is provided by Mr. Sun at no cost to us.

PLAN OF OPERATIONS

Our plan of operations for the twelve months following the date of our Form SB-2 filing on May 11, 2007 is to secure and negotiate acquisition contracts with acceptable terms for:

•	Sources of raw material

•	Transportation

•	Distribution in China

•	Acquisition of our recycled materials by customers in China

We have started the discussion with some potential business partners, but so far we have no binding contracts, agreements or commitments for any of these required activities.

Over the next 12 months, we anticipate spending about $25,000 on marketing and another $25,000 on administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We intend to cover these costs from current cash on hand or loans from management.

Our cash on hand, $39,416 as of July 31, 2007, is sufficient to cover only a portion of marketing and administrative expenses. We will require additional funding of $200,000 to implement this Plan of Operations during the next 12 months and at least $300,000 additional funding to implement our business plan. Management has been seeking additional capital through private placements and public offerings of its common stock in September 2007. However, there is no guarantee that Sunrise will be able to complete any of the above objectives.

Until such financing is arranged, we will rely on director loans in order to cover our costs of operations. Our sole director, Mr. Sun has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2007 and the period from September 27, 2006 (Inception) through July 31, 2007

We have earned no revenues from our incorporation on September 27, 2006 to July 31, 2007. We do not anticipate earning any significant revenues from operations until we establish business relationship with buyers in China who commit to buy products from us and that we can successfully sources those products from our suppliers in the United States, of which there is no guarantee.

For the three month period ending July 31, 2007, we incurred total operating expenses in the amount of $25,384, which are all general and administrative expenses.  For the period from our inception on September 27, 2006 to July 31, 2007, we incurred total operating expenses in the amount of $31,086, these operating expenses were comprised of $5,000 website development costs and $26,452 general and administrative expenses. The increase in operating expenses was mainly due to professional expenses charged by legal attorney, accountant and consultant for filing the Form SB-2 for the Company.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our independent auditors have indicated for the quarter ended at July 31, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide cash resources to fund its operations. As of July 31, 2007, Sunrise’s deficit accumulated during the development stage was $31,086.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $3,238 in capital as of July 31, 2007. We also raised $51,300 from a private placement of our securities in during 2007.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $25,000 annually, will be funded as a loan from management, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC, and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of $200,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

Our independent auditors have indicated in their audit report for the year ended April 30, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended July 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE GLOBAL, INC.

Date: September 13, 2007	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer