Form 10QSB
period 2007-10-31
Sunrise Global Inc.
filed 2007-12-05
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

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
Class - Common Stock, 2,063,000 shares outstanding as of December 05, 2007.

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

SUNRISE GLOBAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	October 31, 2007	April 30, 2007

ASSETS:
Current assets:
Cash	$328,061	$41,300
Prepaid Expenses	549	10,000

TOTAL ASSETS	$328,610	$51,300

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$175	$702
Convertible Note Payable- related party	300,000	-
Accrued interest	3,305	-
Advance from company officers	3,392	-

TOTAL LIABILITIES	306,872	702

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding at April 30, 2007 and October 31, 2007	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
1,963,000 issued and outstanding at April 30, 2007; 2,063,000 issued and outstanding at October 31, 2007.	2,063	1,963
Additional paid-in capital	64,237	54,337
Deficit accumulated during the development stage	(44,562)	(5,702)

Total Stockholders' Equity	21,738	50,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$328,610	$51,300

See notes to financial statements

SUNRISE GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	For the Three	For the Six	Inception	Inception
	Months	Months Ended	(September 27, 2006)	(September 27, 2006)
	October 31, 2007	October 31, 2007	through October 31, 2006	through October 31, 2007

Expenses:
Website development costs	$-	$-	$-	$5,000
General and administrative expenses	12,246	37,996	575	38,699

Loss from operations	(12,246)	(37,996)	(575)	(43,699)

Other Income (Expense):
Interest Expense	(1,230)	(863)	-	(863)

Net Loss	$(13,476)	$(38,859)	$(575)	$(44,562)

Net Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	1,976,043	1,969,522	1,500,000	n/a

See notes to financial statements

SUNRISE GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

	For the	Inception	Inception
	Six Months	(September 27, 2006)	(September 27, 2006)
	Ended	through	through
	October 31, 2007	October 31, 2006	October 31, 2007

Cash Flows from Operating Activities:
Net Loss	$(38,859)	$(575)	$(44,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	10,000	-	15,000
Changes in:	-	-	-
Prepaid expenses	9,451	-	(549)
Accounts payable	175	-	175
Accrued interest	3,305	-	3,305

Net Cash Flows Used by Operations	(15,928)	(575)	(26,631)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	51,300
Advance from company officer	2,689	575	3,392
Proceeds from convertible note payable to related party	300,000	-	300,000

Net Cash Flows Provided by Financing Activities	302,689	-	354,692

Net Increase in Cash	286,761	-	328,061

Cash and cash equivalents - Beginning of period	41,300	-	-

Cash and cash equivalents - End of period	$328,061	-	$328,061

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See notes to financial statements

SUNRISE GLOBAL, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Sunrise Global, Inc was incorporated in Nevada on September 27, 2006. Sunrise was formed to sell recycled industrial waste material to customers in China. The main operations and services of Sunrise will include acquisition of recyclable materials such as scrap metals, scrap tires, plastic, cardboard, and paper sourced from suppliers in North America and the resale of such material to customers in China.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through October 31, 2007, Sunrise has not generated revenues and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2007, the chief executive officer of Sunrise loaned $2,689 for operating expenses that is unsecured, non-interest bearing and due on demand. As of October 31, 2007, Sunrise owed the Company’s chief executive officer $3,392 in total for operating expenses.  This amount is unsecured, non-interest bearing and due on demand.

Sunrise’s principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 4 – CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On September 12, 2007, Sunrise borrowed $300,000 under a convertible promissory note payable to a Sunrise’s president’s brother maturing December 31, 2008 with interest payable at the rate of 8% per annum commencing on September 12, 2007. The principal amount of the Note, in multiples of $50,000, can be converted into shares of Sunrise’s common stock at a conversion price of $0.10 per share. These shares have piggy-back rights for registration.  Sunrise evaluated the conversion option under SFAS 133 and EITF 00-19 for consideration of derivative accounting and concluded the conversion option did not qualify for derivative accounting.  Sunrise also evaluated the conversion option under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and concluded the conversion option did not contain a beneficial conversion feature.

NOTE 5 – SHARE CAPITAL

On October 19, 2007, Sunrise issued 100,000 common shares valued at $0.10 per share for services to Island Stock Transfer, for account setup and stock transfer services.

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

Proposed Business

We are a recycled industrial waste resale company with operations to be based the United States and China. We were formed to sell recycled industrial waste material to customers in China. Our main operations and services will include acquisition of recyclable materials such as scrap metals (including battered pipes, fine metal shavings, doorknobs, jumbles of wire, crumpled cars and all other manner of flotsam), scrap tires, plastic, cardboard, and paper sourced from suppliers in North America and the resale of such material to customers in China. We believe the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. We believe our major customers will be Chinese manufacturers and recycled material traders, which are located mainly in the Chinese provinces of Guangdong, Shandong, Zhejiang and Jiangshu.

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

On September 12, 2007, Sunrise signed a $300,000 convertible promissory notes maturing December 31, 2008 with interest payable at the rate of 8% per annum commencing on September 12, 2007. With the funds that have been raised, the company is in the process of implementing its business plan. However, the Company is currently holding off its operation for the following reasons.

•
The current market for scrap metals such as copper is very weak. For example, the price for copper fell to a three-month low in London as global stock markets declined, fueling concern that weaker economic growth may crimp demand for metals. Zinc also dropped to the lowest in almost 20 months.

•
The rising output of copper will probably create an oversupply of 110,000 tons this year and 249,000 tons in 2008, according to a projection by the Lisbon-based International Copper Study Group. There are signs that stockpiles are building up in China, the world's largest copper user, which has also contributed to price weakness.

•	Currently, the market prices for scrap metals are so fluctuating so there is a high risk that the Company may lose money on its orders.

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

Our cash on hand, $328,016 as of October 31, 2007, is sufficient to cover the marketing and administrative expenses. However, we will require additional funding of at least $200,000 so that we would have enough capital to implement our Plan of Operations. Management has been seeking additional capital through private placements and public offerings of its common stock. We have some preliminary discussions with some accredited investors and private equity funds; but so far we have not reached any agreement with them, and there is no guarantee that we will be able to reach an agreement with them to complete any of our business objectives.

Until such financing is arranged, we will rely on current cash at hand or director loans in order to cover our costs of operations. Our sole director, Mr. Sun has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2007 and the period from September 27, 2006 (Inception) through October 31, 2007

We have earned no revenues from our incorporation on September 27, 2006 to October 31, 2007. We do not anticipate earning any significant revenues from operations until we establish business relationship with buyers in China who commit to buy products from us and that we can successfully sources those products from our suppliers in the United States, of which there is no guarantee.

For the three month period ending October 31, 2007, we incurred total operating expenses in the amount of $12,246, which are all general and administrative expenses.  For the period from our inception on September 27, 2006 to October 31, 2007, we incurred total operating expenses in the amount of $43,699, these operating expenses were comprised of $5,000 website development costs and $38,699 general and administrative expenses. The increase in operating expenses was mainly due to professional expenses charged by legal attorney, accountant and consultant for the filing obligations as a reporting company after the SB-2 of the Company was declared effective.

Six Months Ended October 31, 2007 and the period from September 27, 2006 (Inception) through October 31, 2007

We have earned no revenues from our incorporation on September 27, 2006 to October 31, 2007. We do not anticipate earning any significant revenues from operations until we establish business relationship with buyers in China who commit to buy products from us and that we can successfully sources those products from our suppliers in the United States, of which there is no guarantee.

For the six month period ending October 31, 2007, we incurred total operating expenses in the amount of $37,996, which are all general and administrative expenses.  For the period from our inception on September 27, 2006 to October 31, 2007, we incurred total operating expenses in the amount of $43,699, these operating expenses were comprised of $5,000 website development costs and $38,699 general and administrative expenses. The increase in operating expenses was mainly due to professional expenses charged by legal attorney, accountant and consultant for filing the Form SB-2 for the Company and the filing obligations as a reporting company after the SB-2 of the Company was declared effective.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our independent auditors have indicated for the quarter ended at October 31, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of October 31, 2007, Sunrise’s deficit accumulated during the development stage was $44,562.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $3,392 in capital as of October 31, 2007. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $25,000 annually, will be funded from cash at hand, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC, and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of additional $200,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

Our independent auditors have indicated in their audit report for the year ended April 30, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended October 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

SUNRISE GLOBAL, INC.

Date: December 05, 2007	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer