Form 10QSB
period 2008-01-31
Sunrise Global Inc.
filed 2008-02-26
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2008

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
Class - Common Stock, 2,063,000 shares outstanding as of February 19, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Balance Sheets as of January 31, 2008 and April 30, 2007 (unaudited)	2

Statements of Expenses for the three months and nine months ended January 31, 2008, three months ended January 31, 2007 and from inception to January 31, 2007 and 2008 (unaudited)	3

Statements of Cash Flows for the nine months ended January 31, 2008 and from inception to January 31, 2007 and 2008 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis Or Plan of Operation	6

Item 3. Controls and Procedures	8

PART II - OTHER INFORMATION	9

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities.	9

Item 4. Submission of Matters to a Vote of Security Holders.	9

Item 5. Other Information.	9

Item 6. Exhibits	9

Signatures	10

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

SUNRISE GLOBAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	January 31, 2008	April 30, 2007
ASSETS:
Current assets:
Cash	$329,281	$41,300
Prepaid Expenses	549	10,000

TOTAL ASSETS	$329,830	$51,300

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Convertible Note Payable - related party	$300,000	$-
Accrued interest	9,483	-
Advance from company officers	3,633	702

TOTAL LIABILITIES	$313,116	$702

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized, noshares issued and outstanding as of January 31, 2008 and April 30,2007, respectively	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,2,063,000 and 1,963,000 issued and outstanding as of January 31,2008 and April 30, 2007, respectively	2,063	1,963
Additional paid-in capital	64,237	54,337
Deficit accumulated during the development stage	(49,586)	(5,702)

Total Stockholders' Equity	16,714	50,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$329,830	$51,300

See notes to financial statements

SUNRISE GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	For the Three	For the Three	For the Nine	Inception	Inception
	Months Ended	Months Ended	Months Ended	(September 27, 2006)	(September 27, 2006)
	January 31,	January 31,	January 31,	through January 31,	through January 31,
	2008	2007	2008	2007	2008

Expenses:
Website development costs	$-	$-	$-	$5,000	$5,000
General & administrativeexpenses	2,746	5,115	40,743	690	41,445

Loss from operations	2,746	5,115	40,743	5,690	46,445

Other expense:
Interest expense, net	(2,278)	(5,115)	(3,141)	-	(3,141)

Net loss	$(5,024)	$(5,115)	$(43,884)	$(5,690)	$(49,586)

Net loss per share - basic anddiluted	$0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average share outstanding - basic anddiluted	2,063,000	1,515,528	2,000,681	1,523,810

See notes to financial statements

SUNRISE GLOBAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

	For the	Inception	Inception
	Nine Months	(September 27, 2006)	(September 27, 2006)
	Ended	through	through
	January 31, 2008	January 31, 2007	January 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(43,884)	$(5,690)	$(49,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	10,000	15,000	15,000
Changes in:
Prepaid expenses	9,451	(10,000)	(549)
Accrued interest	9,483	-	9,483
Net Cash Flows Used in Operating Activities	(14,950)	(690)	(25,652)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	51,300
Advance from company officer	2,931	690	3,633
Proceeds from convertible note payable to related party	300,000	-	300,000
Net Cash Flows Provided by Financing Activities	302,931	-	354,933

Net Increase (Decrease) in Cash	287,981	-	329,281

Cash and cash equivalents - Beginning of period	41,300	-	-

Cash and cash equivalents - End of period	$329,281	$-	$329,281

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through January 31, 2008, Sunrise has not generated revenues and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2008, the chief executive officer of Sunrise loaned $3,633 for operating expenses that is unsecured, non-interest bearing and due on demand.

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

NOTE 6 – SUBSEQUENT EVENT

On February 6, 2008, Sunrise paid back Sunrise’s president’s brother the principal amount of $300,000 for the convertible note payable. Accrued interest totaling $9,483 was converted into Sunrise’s common stock at a conversion price of $0.10 per share.

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

Proposed Business

We are a recycled industrial waste resale company with operations to be based the United States and China. We were formed to sell recycled industrial waste material to customers in China. Our main operations and services will include acquisition of recyclable materials such as scrap metals (including battered pipes, fine metal shavings, doorknobs, jumbles of wire, crumpled cars and all other manner of flotsam), scrap tires, plastic, cardboard, and paper sourced from suppliers in North America and the resale of such material to customers in China or in United States. We believe the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. We believe our major customers will be Chinese manufacturers and recycled material traders, which are located mainly in the Chinese provinces of Guangdong, Shandong, Zhejiang and Jiangshu.

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

PLAN OF OPERATIONS

Our plan of operations now is to secure and negotiate acquisition contracts with acceptable terms for:

•	Sources of raw material

•	Transportation

•	Distribution in China

•	Acquisition of our recycled materials by customers in China

We have started the discussion with some potential business partners, but so far we have no binding contracts, agreements or commitments for any of these required activities.

On September 12, 2007, Sunrise signed a $300,000 convertible promissory notes maturing December 31, 2008 with interest payable at the rate of 8% per annum commencing on September 12, 2007. On February 6, 2008, Sunrise paid back Sunrise’s president’s brother the principal amount of $300,000 for the convertible note payable. Accrued interest totaling $9,483 was converted into Sunrise’s common stock at a conversion price of $0.10 per share. President of Sunrise plans to loan his own money to Sunrise as the working capital. The company is currently in the process of implementing its business plan, and it is estimated that by the fiscal year end of April 30, 2008, Sunrise may be able to generate some revenue and profit.

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

Our cash on hand, $329,281 as of January 31, 2008, is sufficient to cover the marketing and administrative expenses. However, we will require some additional funding to implement our Plan of Operations. Management has been seeking additional capital through private placements and public offerings of its common stock. We have some preliminary discussions with some accredited investors and private equity funds; but so far we have not reached any agreement with them, and there is no guarantee that we will be able to reach an agreement with them to complete any of our business objectives.

Until such financing is arranged, we will rely on current cash at hand or director loans in order to cover our costs of operations. Our sole director, Mr. Sun has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2008 and the period from September 27, 2006 (Inception) through January 31, 2008

We have earned no revenues from our incorporation on September 27, 2006 to January 31, 2008. We do not anticipate earning any significant revenues from operations until we establish business relationship with buyers in China who commit to buy products from us and that we can successfully sources those products from our suppliers in the United States, of which there is no guarantee. We are currently in the process of negotiating the cooperation agreements with suppliers in the United States and buyers in China, it is estimated that we may be able to generate some revenue and profit before April 30, 2008.

For the three month period ending January 31, 2008, we incurred total operating expenses in the amount of $2,746, which are all general and administrative expenses.  For the period from our inception on September 27, 2006 to January 31, 2008, we incurred total operating expenses in the amount of $46,445, these operating expenses were comprised of $5,000 website development costs and $41,445 general and administrative expenses. The increase in operating expenses was mainly due to professional expenses charged by legal attorney, accountant and consultant for the filing obligations as a reporting company after the SB-2 of the Company was declared effective.

Nine Months Ended January 31, 2008 and the period from September 27, 2006 (Inception) through January 31, 2008

We have earned no revenues from our incorporation on September 27, 2006 to January 31, 2008. We do not anticipate earning any significant revenues from operations until we establish business relationship with buyers in China who commit to buy products from us and that we can successfully sources those products from our suppliers in the United States, of which there is no guarantee.

For the nine month period ending January 31, 2008, we incurred total operating expenses in the amount of $40,743, which are all general and administrative expenses.  For the period from our inception on September 27, 2006 to January 31, 2008, we incurred total operating expenses in the amount of $46,445, these operating expenses were comprised of $5,000 website development costs and $41,445 general and administrative expenses. The increase in operating expenses was mainly due to professional expenses charged by legal attorney, accountant and consultant for filing the Form SB-2 for the Company and the filing obligations as a reporting company after the SB-2 of the Company was declared effective.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our independent auditors have indicated for the quarter ended at January 31, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of January 31, 2008, Sunrise’s deficit accumulated during the development stage was $49,586.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $3,633 in capital as of January 31, 2008. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principle amount of the convertible debt on February 6, 2008. President of the Company plans to loan his own money as the working capital for the Company.

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

We will need to secure a minimum of additional $200,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used for business development and sales and marketing. However, in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

Our independent auditors have indicated in their audit report for the year ended April 30, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 3.   Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of January 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended January 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

          On February 6, 2008, Sunrise paid back Sunrise’s president’s brother the principal amount of $300,000 for the convertible note payable. Accrued interest totaling $9,483 was converted into Sunrise’s common stock at a conversion price of $0.10 per share.

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

SUNRISE GLOBAL, INC.

Date: February 25, 2008	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer