Form 10KSB
period 2008-04-30
Sunrise Global Inc.
filed 2008-06-30
CIK 1398529

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file Number: 333-142836

SUNRISE GLOBAL, INC.
Exact name of small business issuer as specified in its charter

Nevada	20 - 8767728
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

201 West Garvey Avenue, Suite 102-208
Monterey Park, California 91754
(Address of principal executive offices)

(626) 407-2622
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Title of each exchange on which registered

Common Stock, par value $0.001	None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $ 14,886

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $123,343.10 as of June 30, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,357,830 shares of Common Stock as of June 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital.  These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this filing generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports, and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to above.

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit. A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, and copies of such reports may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Organization

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. We are a recycled industrial waste resale company. Our address is 201 W. Garvey Ave. Suite 102-208, Monterey Park, CA 91754, and our telephone number is (626) 407-2622. We have a website at www.nasunrise.com. Nothing on this website is part of this filing.

Our business at April 30, 2008

Sunrise Global, Inc. is a recycled industrial waste resale company with operations based in the United States and China. We were formed to sell recycled industrial waste material to customers in China. Our main operations and services include the acquisition of recyclable materials such as scrap metals, plastic, cardboard, and paper sourced from suppliers in the United States and the resale of such material to customers in China. We believe the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. Our current major customers are Chinese manufacturers and recycled material traders located mainly in the Guangdong province of China.

We are a development stage company that has generated very little revenues from operations since our incorporation on September 27, 2006. We have incurred losses since our inception, and have just started our operations not long ago. We still need to rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have been primarily engaged in business planning activities, including researching opportunities for sale of recycled material in China, developing our economic models and financial forecasts, performing due-diligence regarding potential sources for recycled material acquisition, shipping and potential customers, and raising capital.

To implement our business plan, we are working on to secure and negotiate acquisition contracts with acceptable terms for:

•	Sources of raw material

•	Transportation

•	Distribution in China

•	Acquisition of our recycled materials by customers in China

We have no binding contracts, agreements or commitments for any of these required activities. We have no sources of financing for implementation of our business plan identified.

Since our company became a public company, we have successfully exported four containers of plastic scraps to buyers in China. We have started to receive some orders from buyers in China and we are currently working on those orders.

Competition

The markets for our products and services are competitive, and we face competition from a number of sources. Many of our competitors have substantially greater resources than us. Those resources may include greater name recognition; larger product lines; complementary lines of business; and greater financial, marketing, information systems, and other resources. We can give no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition, and results of operations.

Our competitors include many local suppliers and brokers here in the United States, which include but are not limited to Kramer Metals, Inc., R & P Renovators, LLC, Kramer/Spirtas, LLC, Rail Prop, LLC, Sancon Resources Recovery, Inc., and Spectrum Alloys, Inc., International Metals Ekco, Ltd. Tri Alloy Group, LLC. , California Metal-X, Metal Briquetting Company, and The Strelitz Company, Inc.

We believe we will be able to compete effectively with these competitors because (1) we are native in the Chinese market, we know how to deal with the local markets there; (2) We know some local buyers who want to cooperate with us so as to create win-win solution for cross border business operations; (3) Our business model will allow us to reduce costs, which will create a competitive advantage over our competitors.

Intellectual Property

None.

Employees

We currently have no other employees other than Mr. Sun. In his capacity as our President, Mr. Sun currently devotes approximately 40% of his time to our business and anticipates that after the next 12 months he will increase his commitment to spending approximately 50% of his time working on our business. Our President Mr. Sun may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

RISK FACTORS

We have experienced net losses and have made limited sales and generated limited revenue to date. Therefore, you should not rely on our historical results of operations as an indication of our future performance.

During the period from inception on September 27, 2006 through April 30, 2008, we incurred net losses of approximately $169,167. We had made limited sales and had just generated $14,886 revenue during the period from inception on September 27, 2006 through April 30, 2008. Our future success is dependent on our ability to the sale of recycled materials to China into a successful business, which depends upon locating sources of recycled products, arranging shipping and locating customers. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our registered independent public accounting firm has indicated in the audit report for the year ended at April 30, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of April 30, 2008, we had cash on hand in the amount of approximately $30,322. We will need to raise additional capital in order to cover the costs of implementing our business plan. We do not currently have any arrangements for financing and may not be able to find such financing if required. We currently have just started our operations and generated limited income.

If we are not able to obtain agreements with suppliers of recycled materials for sale to China, our business will fail.

As of the date of this filing, we have not entered into a formal agreement with any entity to acquire the recycled materials we intend to sell to China. Even if we are able to reach an agreement with a material source, we may not be able to obtain the financing necessary to secure the material. If we are unable to locate suitable sources for recycled materials to sell to China, our business will fail.

If we cannot find customers in China to purchase recycled materials from us on acceptable terms, we will not be able to establish our business and thus it will fail.

Even if we secure recycled materials for sale to China, we may not be able to secure purchasers for these materials on acceptable terms. Without purchasers in China for recycled materials, we will not be able to proceed with our business plan.

Because our officer and director owns 80.4% of our outstanding common stock, he could exercise significant control over corporate decisions that may be disadvantageous to minority shareholders.

Our officer and director, Shaojun Sun, owns approximately 80.4% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to influence a change in control. The interests of our officer and director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because management does not have any technical experience in the sale of recycled materials sector, our business has a higher risk of failure.

While management has training and experience in doing business in and with China, management does not have technical training in the field of sale of recycled materials in China. As a result, we may not be able to recognize and take advantage of opportunities in the recycled materials sector without the aid of qualified consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in the recycled materials resale industry. Management’s decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Because we will incur significant costs complying with our obligations as a reporting issuer, our ability to attain profitable operations will be adversely impacted.

Since the effectiveness of our registration statement, we are required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. We anticipate that we will incur approximately $25,000 per year in order to comply with these reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

The person responsible for managing our business, Mr. Shaojun Sun, may devote less than full time to our business, which may reduce our revenues.

We currently have no employees other than Mr. Shaojun Sun. Mr. Sun currently devotes 16 hours per week to our business. He anticipates that during the next 12 months he will devote more of his time to our business. Mr. Sun may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our management decisions are made by Mr. Shaojun Sun; if we lose his services, our revenues may be reduced.

The success of our business is dependent upon the expertise of management, Mr. Shaojun Sun. Because Mr. Shaojun Sun is essential to our operations, you must rely on his management decisions. We have not obtained any key person life insurance relating to him. If we lose his services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of Mr. Shaojun Sun’s services could reduce our revenues.

Our financial position is poor, our registered independent public accounting firm has expressed substantial doubt regarding the ability of us to continue as a going concern

The success of our operations is largely dependent upon our ability to implement our business strategy and to improve operating efficiencies, generate adequate cash-flows from operations. Our operations are subject to numerous risks associated with the establishment of our business, including lack of adequate financing sources. In addition, we have in the past and may again in the future encounter unanticipated problems, some of which may be beyond our financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on our prospects.

Malone & Bailey, PC, our registered independent public accounting firm, has expressed substantial doubt regarding the ability of Sunrise to continue as a going concern because of the lack of revenues and the working capital deficit of Sunrise.

Availability and Integration of Future Acquisitions may result in acquisitions on terms that prove to be less advantageous to us

Sunrise's strategy includes pursuing acquisition opportunities that complement our business objectives. Potential competitors for acquisition opportunities include larger companies with significantly greater financial resources. Competition for the acquisition of other companies may result in acquisitions on terms that prove to be less advantageous to Sunrise than have been attainable in the past or may increase acquisition prices to levels beyond Sunrise's financial capability. Sunrise's financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, Sunrise may not find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

Potential Quarterly Fluctuation as a result of many factors including market prices change on scrap metals and plastics

Sunrise may experience variability in its operation, net sales and net income on a quarterly basis as a result of many factors, including the market value for scrap metals, plastic, cardboard, and paper.

Indemnification limits the liability of Sunrise directors and offices to Sunrise

Sunrise's Articles of Incorporation limits the liability of its directors and offices to Sunrise and its shareholders to the fullest extent permitted by Nevada law, and provides for indemnification of the directors and offices to such extent. Sunrise may obtain director-officer liability insurance. These measures will provide additional protection to the directors and officers of Sunrise against liability in connection with certain actions and omissions.

Potential conflicts of Interest between Sunrise and its stockholders may affect the planned business activities of Sunrise

There are anticipated conflicts of interest between Sunrise and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planned business activities of Sunrise. The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis.

Because a substantial number of our outstanding shares are “restricted securities”, future sales of them under Rule 144 or other exemption could depress the market price of our Common Stock in the future.

A substantial number of outstanding shares of Sunrise's Common Stock will be "restricted securities". However, under certain circumstances such shares may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended, or some other exemption from registration under the Securities Act of 1933. Future sales of those shares under Rule 144 or other exemption could depress the market price of the Common Stock in the future.

Because our Common Stock is traded under $5.00 per share, trading in our Common Stock is subject to the full range of Penny Stock Rules

Federal regulations under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), regulate the trading of so-called penny stocks (the "Penny Stock Rules"), which are generally defined as any security priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act which makes it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of previously sanctioned persons. Therefore, if, during the time in which the Common Stock is quoted on any market, the Common Stock is priced below $5.00 per share, trading of the Common Stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act. In such event, it may be more difficult for the stockholder to sell Common Stock in the future in the secondary market.

Because Sunrise's Common Stock is currently traded in the over-the-counter market for less than $5.00 per share, the Common Stock of Sunrise is considered a penny stock, and trading in its Common Stock is subject to the full range of Penny Stock Rules. Accordingly, the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell Sunrise's Common Stock and stockholders of the Company may have difficulty in selling their Shares in the future in the secondary trading market.

ITEM 2.      DESCRIPTION OF PROPERTY

The principal executive offices of the Company are located at 201 West Garvey Ave, Suite 102-208, Monterey Park, CA 91754, provided Mr. Sun of the Company at no cost to the Company.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Although quotations for the Company's Common Stock appear on the NASD over-the-counter Electronic Bulletin Board, there is no established trading market for the Common Stock. Since the Company obtained the ticker symbol (OTCBB: SGBL.OB) on August 3, 2007, transactions in the Common Stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock on the NASD over-the-counter Electronic Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Date	High Bid	Low Bid

April 30, 2008	$.30	$.30
January 31, 2008	$.30	$.30

Options, Warrants, Convertible Securities

There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

At April 30, 2008, there were approximately 46 holders of record of the Company's Common Stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Shareholders

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements, and other information with the Securities and Exchange Commission. We will voluntarily send an annual report to shareholders containing audited financial statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OPERATIONS

Our operations for the last twelve months was to secure and negotiate acquisition contracts with acceptable terms for:

•	Sources of raw material

•	Transportation

•	Distribution in China

•	Acquisition of our recycled materials by customers in China

Though we have no binding contracts, agreements or commitments for any of these required activities, we have successfully sold four containers of plastic scraps to China and started to generate revenue.

Over the next 12 months, we anticipate spending about $25,000 on marketing and another $25,000 on administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We intend to cover these costs from current cash on hand, loans from management or income from operations.

Our cash on hand, $30,322 as of April 30, 2008, is sufficient to cover only a portion of marketing and administrative expenses. We will require additional funding to implement our business plan.

Until such financing is arranged, we will rely on director loans in order to cover our costs of operations. Our sole director, Mr. Sun has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

Results of Operations

Comparison of the Years Ended April 30, 2008 and 2007

Revenue for 2008 was $14,886 as compared to $0 in 2007 during which we didn’t have any revenues from our incorporation on September 27, 2006 to April 30, 2007. We do not anticipate earning any significant revenues from operations until we establish firm business relationships with buyers in China who commit to buy products from us and that we can successfully source those products from our suppliers in the United States, of which there is no guarantee.

Cost of goods sold for 2008 was $10,560 as compared to $0 in 2007 during which there were no operations.

Gross profit for 2008 was $4,326 as compared to $0 in 2007 during which there were no operations.

For the year ended April 30, 2008 compared to the year ended April 30, 2007, Sunrise had a net loss of $163,465 to $5,702, respectively, a 2766.80% increase in net loss, mainly due to an increase in professional fees related to complying with our filing obligations as a reporting company and stock for services of $130,000 in fiscal 2008 that did not exist in fiscal 2007.

General and administrative expenses increased 2789.71% to $164,771 during the year ended April 30, 2008 as compared to $5,702 for the comparable period in 2007, mainly due to an increase in professional fees in connection with our filing obligations as a reporting company and stock for services of $130,000 in fiscal 2008 that did not exist in fiscal 2007.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our registered independent public accounting firm has indicated in the audit report for the year ended at April 30, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of April 30, 2008, Sunrise’s deficit accumulated during the development stage was $169,167.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $3,766 in capital as of April 30, 2008. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company.

At April 30, 2008, Sunrise had current assets of $30,871 and had $14,042 of net cash used by operations during the year ended April 30, 2008.

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

Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

Our registered independent public accounting firms have indicated in their audit report for the year ended April 30, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item 7 begin with the Index to the Financial Statements which is located prior to the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of April 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our President/Treasurer performs all accounting functions with no oversight, as our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2008.

ITEM 8B.     OTHER INFORMATION

None

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Shaojun Sun	35	Director, Chairman, President, Chief Financial Officer and Secretary

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Mr. Shaojun Sun has been our Director, Chairman, President, Chief Financial Officer and Secretary since our inception on September 27, 2006. He has been a director and officer of Sunrise Mining Corporation since October 2005. Previously, he was an officer and director of Magnum d’Or Resources, Inc. He has been the Vice President, Chief Financial Officer and Secretary of Sunrise Lighting Holdings Limited since 1997. He received a B.S. degree in computer science and two master degrees in Business Administration.

Mr. Shaojun Sun spends about 10 to 20 hours per week on the business of Sunrise Mining Corporation and approximately 15 hours per week on our business and expects to spend approximately 20 hours per week on our business in the next 12 months.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed timely.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

ITEM 10.      EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended April 30, 2008 and 2007.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended April 30, 2008 and April 30, 2007 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Sunrise during the fiscal year ended April 30, 2008 and April 30, 2007.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Shaojun Sun (1) President, Chief Financial Officer and Secretary	2008 2007	$ $	0 0	$ $	0 0	$ $	120,000 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	120,000 0

(1)	Mr. Shaojun Sun became the executive officers of the Company in September 2006.

Sunrise has no agreement or understanding, express or implied, with any officer, director, or principle stockholder, or their affiliates or associates, regarding employment with Sunrise or compensation for services. Sunrise has no plan, agreement, or understanding, express or implied, with any officer, director, or principle stockholder, or their affiliates or associates, regarding the issuance to such persons of shares of Sunrise's authorized and unissued Common Stock. There is no understanding between Sunrise and any of its present stockholders regarding the sale of a portion or all of the Common Stock currently held by them in connection with any future participation by the Company in a business.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 30, 2008, the number and percentage of the 3,357,830 shares of Common Stock, which according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common of Sunrise. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Shares Beneficially Owned	Percent Beneficially Owned

Shaojun Sun 201 W. Garvey Ave, Suite 102-208 Monterey Park, CA 91754 Director, President, Chief Financial Officer and Secretary	2,700,000	80.4%

All executive officers and directors as a group (1 person)	2,700,000	80.4%

The stock transfer agent of Sunrise Global Inc is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701; telephone number 727-289-0010.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2008, the Company issued 1,200,000 shares of its Restricted Common Stock to Mr. Shaojun Sun as compensation for his services for the Company valued at $120,000.

During the fiscal year ended April 30, 2008, Mr. Shaojun Sun, director and officer of the Company, has advanced $3,766 to pay expenses and other costs incurred by the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

On February 6, 2008, Sunrise paid back Sunrise’s president’s brother the principal amount of $300,000 for the convertible note payable. Accrued interest as of January 31, 2008 totaling $9,483 was converted into Sunrise’s common stock at a conversion price of $0.10 per share.

ITEM 13.      EXHIBITS

(a) List of documents filed as part of this Report:

None

(b) Exhibits:

The following exhibits listed are filed as part of this Report:

31         Certification of Chief Executive Officer and Principal Financial Officer

32         Certification pursuant to 18 U.S.C. Section 1350

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees charged by our principal accounting firm, for fees billed for fiscal years ended April 30, 2008, and 2007 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Malone & Bailey, PC for fiscal year ended:
April 30, 2008	$12,000	$0	$0	$0
April 30, 2007	$2,200	$0	$0	$0
___________________________

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-QSB quarterly reports and Form SB-2 report, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Global Inc.
(A Development Stage Company)
Monterey Park, California

We have audited the accompanying balance sheets of Sunrise Global Inc. as of April 30, 2008 and 2007, and the related statements of operations, cash flows and stockholders’ equity for the year ended April 30, 2008 and for the period from September 27, 2006 (inception) through April 30, 2008 and 2007. These financial statements are the responsibility of Sunrise. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Sunrise is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise  as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sunrise will continue as a going concern. As discussed in Note 2 to the financial statements, Sunrise has minimal operations and has since its inception accumulated a deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

June 26, 2008

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2008	April 30, 2007

ASSETS:
Current assets:
Cash	$30,322	$41,300
Prepaid expenses	549	10,000

TOTAL ASSETS	$30,871	$51,300

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$150	-
Accrued interest	339	-
Advance from company officers	3,766	702

TOTAL LIABILITIES	4,255	702

Stockholders' Equity:
Preferred stock, $.001par value; 100,000,000 shares authorized,
No shares issued and outstanding at April 30, 2008 and April 30, 2007	-	-
Common stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at April 30, 2008
1,963,000 issued and outstanding at April 30, 2007	3,358	1,963
Additional paid-in capital	192,425	54,337
Deficit accumulated during the development stage	(169,167)	(5,702)

Total Stockholders' Equity	26,616	50,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,871	$51,300

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		Inception	Inception
	Year Ended	(September 27, 2006) through	(September 27, 2006) through
	April 30, 2008	April 30, 2007	April 30, 2008

Total Revenue	$14,886	$-	$14,886

Cost of goods sold	10,560		10,560

Selling, General and Administrative:
Website development costs	-	5,000	5,000
General and administrative expenses	164,771	702	165,473

Loss from operations	160,445	5,702	166,147

Other Expense:
Interest expense net of interest income	(3,020)	-	(3,020)

Net loss	$(163,465)	$(5,702)	$(169,167)

Net loss per share - basic and diluted	$(0.08)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	2,139,828	1,592,279	n/a

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASHFLOWS

		Inception	Inception
	Year Ended	(September 27, 2006) through	(September 27, 2006) through
	April 30, 2008	April 30, 2007	April 30, 2008

Cash Flows from Operating Activities:
Net Loss	$(163,465)	$(5,702)	$(169,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	130,000	5,000	135,000
Stock issued for interest expense	9,483	-	9,483
Changes in:
Prepaid expenses	9,451	(10,000)	(549)
Accounts payable	150	-	150
Accrued interest	339	-	339

Net Cash Flows Used in Operations	(14,042)	(10,702)	(24,744)

Cash Flows from Financing Activities:
Advance from company officer	3,064	702	3,765
Proceeds from related party loan	300,000	-	-
Payments on related party loan	(300,000)	-	-
Proceeds from stock for cash	-	51,300	51,300

Net Cash Flows Provided by Financing Activities	3,064	52,002	55,066

Net Increase (Decrease) in Cash	(10,978)	41,300	30,332

Cash and cash equivalents - Beginning of period	41,300	-	-

Cash and cash equivalents - End of period	$30,322	$41,300	$30,332

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	-	-	-

  See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2006 (INCEPTION) THROUGH APRIL 30, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity

Inception - September 27, 2006	-	$-	$-	$-	$-

Issuance of stock to founder	1,500,000	1,500	8,500	-	10,000
Issuance of stock to consultant for service	50,000	50	4,950	-	5,000
Issuance of stock to investors for cash	413,000	413	40,887	-	41,300
Net loss	-	-	-	(5,702)	(5,702)
Balances- April 30, 2007	1,963,000	1,963	54,337	(5,702)	50,598
Issuance of stock to consultant for service	100,000	100	9,900	-	10,000
Issuance of stock to company officer	1,200,000	1,200	118,800	-	120,000
Issuance of stock to pay interest expense	94,830	95	9,388	-	9,483
Net loss	-	-	-	(163,465)	(163,465)
Balances - April 30, 2008	3,357,830	$3,358	$192,425	$(169,167)	$26,616

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Sunrise Global, Inc was incorporated in Nevada on September 27, 2006. Sunrise was formed to sell recycled industrial waste material to customers in China. The main operations and services of Sunrise will include acquisition of recyclable materials such as scrap metals, plastic, cardboard, and paper sourced from suppliers not yet identified and the resale of such material to customers in China.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Sunrise considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2008 and 2007, cash only consisted of monies held in checking accounts and CD accounts.

Revenue Recognition

Revenue is recognized when goods are shipped to the customer. Sunrise considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Goods are sold “as is” and are not returnable.

Income taxes

Sunrise recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Sunrise provides a valuation allowance for deferred tax assets for which it does not consider realization to be more likely than not.

Sunrise's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Stock Based Compensation

Sunrise accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R), Share-Based Payments and Staff Accounting Bulletin No. 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

The Company did not grant any stock options during the period from inception through April 30, 2008.

Net Loss Per Share Data

Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding options and warrants until their exercise would be anti-dilutive.  Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the year ended at April 30, 2008, Sunrise had no dilutive potential common shares.

Recently issued accounting pronouncements

Sunrise does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Sunrise’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

Since its inception, Sunrise has incurred losses and has been dependent on its current cash and cash advanced by its majority owner to fund its operations. As of April 30, 2008, Sunrise’s accumulated deficit was $169,167. The ability of Sunrise to emerge from the development stage with respect to its planned principal business activity is dependent upon its success in raising additional equity financing and attaining profitable operations. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that Sunrise will be able to complete any of the above objectives. These factors raise substantial doubt regarding Sunrise's ability to continue as a going concern.

NOTE 3 - INCOME TAXES

Sunrise uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception on September 27, 2006 to April 30, 2008, Sunrise incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $24,700 at April 30, 2008, and expires in 2027.

Deferred tax assets consisted of the following:

	April 30, 2008		April 30, 2007
Deferred tax assets	$8,393		$239
Less: valuation allowance	(8,393)		(239)
Net deferred tax asset	$-	$	_-

NOTE 4 - COMMON STOCK

On November 02, 2006, Sunrise issued 1,500,000 common founder shares to its chief executive officer for $10,000 cash.

On December 02, 2006, Sunrise issued 50,000 common shares to pay for the website development costs valued at $5,000.

Sunrise issued 413,000, common shares to raise $41,300 from a private placement of securities in 2007.

On October 19, 2007, Sunrise issued 100,000 common shares valued at $0.10 per share for services to Island Stock Transfer, for account setup and stock transfer services.

On February 06, 2008, Sunrise issued 94,830 common shares to pay for accrued interest no note payable as of January 31, 2008 totaling $9,483.

On March 26, 2008, Sunrise issued 1,200,000 common shares to as stock award to its president for his services in 2008 valued at $120,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On February 6, 2008, Sunrise paid back Sunrise’s president’s brother the principal amount of $300,000 for the convertible note payable. Accrued interest totaling $9,483 as of January 31, 2008 was converted into Sunrise’s common stock at a conversion price of $0.10 per share. Accrued interest on note payable from February 1, 2008 to February 6, 2008 totaling $339 will be paid back with cash.

Since inception on September 27, 2006 to April 30, 2008, the chief executive officer of Sunrise has advanced $3,766 to pay expenses incurred by the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Sunrise’s principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis.

During the fiscal year ended April 30, 2008, the Company issued 1,200,000 shares of its Restricted Common Stock to its president as compensation for his services for the Company valued at $120,000.

INDEX OF EXHIBITS ATTACHED

Exhibit
Number        Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angles, State of California, on June 30, 2008.

SUNRISE GLOBAL INC.

Date: June 30, 2008	/s/ Shaojun Sun
Shaojun Sun, Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE
/s/ Shaojun Sun	Director	June 30, 2008