Form 10-Q
period 2008-07-31
Sunrise Global Inc.
filed 2008-08-29
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF

For the transition period from              to

Commission file number 333-142836

SUNRISE GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-8767728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 West Garvey Avenue, Suite 102-208
Monterey Park, California	91754
(Address of principal executive offices)	(Zip code)

(626) 407-2622
(Registrant’s Telephone Number, Including Area Code)

__________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class - Common Stock, 3,357,830 shares outstanding as of August 28, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

The accompanying unaudited financial statements of Sunrise Global Inc. (“Sunrise” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended April 30, 2008, previously filed with the Commission, which are included in the Company's annual report filed on Form 10-K.

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	July 31, 2008	April 30, 2008

ASSETS:
Current assets:
Cash	$26,641	$30,322
Prepaid Expenses	549	549

TOTAL ASSETS	$27,190	$30,871

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$100	$150
Accrued interest	339	339
Advance from company officers	3,809	3,766

TOTAL LIABILITIES	4,248	4,255

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding at April 30, 2008 and July 31, 2008	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,

3,357,830 issued and outstanding at April 30, 2008 and July 31, 2008	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(172,841)	(169,167)

Total Stockholders' Equity	22,942	26,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,190	$30,871

See notes to financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			Inception
	For the Three Months Ended		(September 27, 2006)
	July 31		through July 31,
	2008	2007	2008

Total Revenue	$-	$-	$14,886

Cost of goods sold	-	-	10,560

Selling, General and Administrative:
Website development costs	-	-	5,000
General and administrative expenses	3,874	25,750	169,346

Loss from operations	3,874	25,750	170,020

Other Income (Expense):
Interest income (expense)	200	366	(2,819)

Net Loss	$(3,674)	$(25,384)	$(172,841)

Net Loss per share - basic and diluted	$(0.00)	$(0.01)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	1,963,000	n/a

See notes to financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the Three Months Ended		(September 27, 2006)
	July 31		through
	2008	2007	July 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(3,674)	$(25,384)	$(172,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	9,451	(549)
Accounts payable	(50)	11,513	100
Accrued interest		-	339

Net Cash Flows Used by Operations	(3,724)	(4,420)	(28,468)

Cash Flows from Financing Activities:
Advance from company officer	43	2,536	3,809
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	43	2,536	55,109

Net Increase (Decrease) in Cash	(3,681)	(1,884)	26,641

Cash and cash equivalents - Beginning of period	30,322	41,300	-

Cash and cash equivalents - End of period	$26,641	$39,416	$26,641

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See notes to financial statements

SUNRISE GLOBAL INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited interim financial statements of Sunrise Global, Inc. (Sunrise) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise’s audited 2008 annual financial statements and notes thereto contained in Sunrise’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise’s fiscal 2008 financial statements have been omitted

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through July 31, 2008, Sunrise has only generated small amount of revenues and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2008, the chief executive officer of Sunrise has loaned $3,809 in total for operating expenses that is unsecured, non-interest bearing and due on demand.

Sunrise’s principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis.

Item 2.   Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

The following discussion should be read along with our financial statements as of July 31, 2008, which are included in another section of this document and with our Form 10-KSB as of April 30, 2008 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-KSB should be read as applying to all forward-looking statements in any part of this report.

Organization

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. Our address is 201 W. Garvey Ave. Suite 102-208, Monterey Park, CA 91754, and our telephone number is (626) 407-2622. We have a website at www.nasunrise.com.

Business Description

We are a recycled industrial waste resale company with operations based in the United States and China. We were formed to sell recycled industrial waste material to customers in China. Our main operations and services include acquisition of recyclable materials such as scrap metals (including battered pipes, fine metal shavings, doorknobs, jumbles of wire, crumpled cars and all other manner of flotsam), scrap tires, plastic, cardboard, and paper sourced from suppliers in North America and the resale of such material to customers in China or in United States. We believe the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. Our major customers are Chinese manufacturers and recycled material traders, which are located in China.

We are a development stage company that has only generated small amount of revenues from operations since our incorporation on September 27, 2006. We have incurred losses since our inception and rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three months ended July 31, 2008 and 2007

For the three month period ended July 31, 2008 compared to the three month period ended July 31, 2007, we had a net loss of $3,674 compared to a net loss of  $25,384, respectively. This decrease was mainly due to a decrease in professional fees.

No revenue was generated during the three month period ended July 31, 2008 and the comparable period in 2007 because there was no order closed during those periods.

General and administrative expenses decreased 85% to $3,874 during the three month period ended July 31, 2008 as compared to $25,750 for the comparable period in 2007. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of July 31, 2008, Sunrise’s deficit accumulated during the development stage was $172,841.

At July 31, 2008, we had current assets of $27,190, working capital surplus of $22,942, and had $3,724 of net cash used by operations during the three month period ended July 31, 2008.

Our chief executive officer has advanced $43 to pay for costs incurred by the Company during the quarter ended July 31, 2008.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $3,873 in capital as of July 31, 2008. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principle amount of the convertible debt on February 6, 2008. President of the Company plans to loan his own money as the working capital for the Company; however, we cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

Management is currently looking for more capital to complete our corporate objectives. In addition, we may engage in joint activities with other companies. We cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business acquisition or whether its capital will be further depleted by its operating losses. We currently have no discussions concerning potential business cooperation or combination with other companies.

Our independent auditors have indicated in their audit report for the year ended April 30, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 3.   Controls and Procedures

Evaluation of disclosure controls and procedures: As of July 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is related to the lack of segregation of duties in financial reporting, as our President/Treasurer performs all accounting functions with no oversight, as our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended July 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)    Unregistered Sales of Equity Securities.

                 The Registrant did not sell any unregistered securities during the three months ended July 31, 2008.

         (b)    Use of Proceeds.

  The Registrant did not sell any unregistered securities during the three months ended July 31, 2008.

Item 3.       Defaults Upon Senior Securities

           None

Item 4.       Submission of Matters to a Vote of Security Holders

           None

Item 5.      Other Information

           Not applicable

Item 6.       Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1     Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE GLOBAL, INC.

Date: August 28, 2008	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer