Form 10-Q
period 2008-10-31
Sunrise Global Inc.
filed 2008-12-03
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No[]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class - Common Stock, 3,357,830 shares outstanding as of December 3, 2008.

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

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	October 31, 2008	April 30, 2008

ASSETS:
Current assets:
Cash	$20,831	$30,322
Prepaid Expenses	549	549

TOTAL ASSETS	$21,380	$30,871

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$100	$150
Accrued interest	340	339
Advance from company officers	-	3,766
TOTAL LIABILITIES	440	4,255

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding at October 31, 2008 and April 30, 2008	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at October 31, 2008 and April 30, 2008	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(174,843)	(169,167)

Total Stockholders' Equity	20,940	26,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,380	$30,871

See notes to financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Inception
	For the Three Months Ended		For the Six Months Ended		(September 27, 2006)
	October 31		October 31		through October 31,
	2008	2007	2008	2007	2008

Total Revenue	$-	$-	$-	$-	$14,886

Cost of goods sold	-	-	-	-	10,560

Selling, General and Administrative:
Website development costs	-	-	-	-	5,000
General and administrative expenses	2,145	12,246	6,018	37,996	171,491

Loss from operations	2,145	12,246	6,018	37,996	172,165

Other Income (Expense):
Interest income (expense)	143	(1,230)	343	(863)	(2,678)

Net Loss	$(2,002)	$(13,476)	$(5,675)	$(38,859)	$(174,843)

Net Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	1,976,043	3,357,830	1,969,522	n/a

See notes to financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the Six Months Ended		(September 27, 2006)
	October 31		through
	2008	2007	October 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(5,675)	$(38,859)	$(174,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	10,000	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	9,451	(549)
Accounts payable	(50)	175	100
Accrued interest	-	3,305	340

Net Cash Flows Used by Operations	(5,725)	(15,928)	(30,469)

Cash Flows from Financing Activities:
Advance from company officer	(3,766)	2,689	-
Proceeds from convertible note payable to related party	-	300,000	-
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by (Used in) Financing Activities	(3,766)	302,689	51,300

Net Increase (Decrease) in Cash	(9,491)	286,761	20,831

Cash and cash equivalents - Beginning of period	30,322	41,300	-

Cash and cash equivalents - End of period	$20,831	$328,061	$20,831

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

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

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through October 31, 2008, Sunrise has only generated small amount of revenue and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2008, the Company paid $3,766 owed to the chief executive officer of Sunrise for a loan from him for operating expenses that was unsecured, non-interest bearing and due on demand.

Sunrise’s principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis.

Item 2.Management's Discussion and Analysis of Financial Condition or Results of Operations

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

The following discussion should be read along with our financial statements as of October 31, 2008, which are included in another section of this document and with our Form 10-KSB as of April 30, 2008 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-KSB should be read as applying to all forward-looking statements in any part of this report.

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

RESULTS OF OPERATIONS

Comparison of the three months ended October 31, 2008 and 2007

For the three month period ended October 31, 2008 compared to the three month period ended October 31, 2007, we had a net loss of $2,002 compared to a net loss of  $13,476, respectively. This decrease was mainly due to a decrease in professional fees.

No revenue was generated during the three month period ended October 31, 2008 and the comparable period in 2007 because there were no orders closed during those periods.

General and administrative expenses decreased 82.48% to $2,145 during the three month period ended October 31, 2008 as compared to $12,246 for the comparable period in 2007. This decrease was mainly due to a decrease in professional fees.

Comparison of the six months ended October 31, 2008 and 2007

For the six month period ended October 31, 2008 compared to the six month period ended October 31, 2007, we had a net loss of $5,675 compared to a net loss of  $38,859, respectively. This decrease was mainly due to a decrease in professional fees.

No revenue was generated during the six month period ended October 31, 2008 and the comparable period in 2007 because there were no orders closed during those periods.

General and administrative expenses decreased 84.16% to $6,018 during the six month period ended October 31, 2008 as compared to $37,996 for the comparable period in 2007. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, we have been dependent on our current cash at hand and also our majority owner to provide and seek cash resources to fund our operations. As of October 31, 2008, our deficit accumulated during the development stage was $174,843.

At October 31, 2008, we had current assets of $21,380, working capital surplus of $20,940, and had $5,726 of net cash used by operations during the six month period ended October 31, 2008.

During the six months ended October 31, 2008, we paid our chief executive officer $3,766 owed to him from April 30, 2008 for advances made by him to the Company for operating expenses that were unsecured, non-interest bearing and due on demand.

In the past, we had provided for our cash requirements to date through financing provided by our president. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principle amount of the convertible debt on February 6, 2008. President of the Company plans to loan his own money as the working capital for the Company; however, we cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

Management is currently looking for more capital to complete our corporate objectives. In addition, due to recent material changes in the natural resources industry, particularly the decline in prices of copper, plastic, cardboard, and paper, metal and other commodities, we are considering to change our business plan. We may engage in joint activities with other companies. We cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business acquisition or whether its capital will be further depleted by its operating losses. We currently have no discussions concerning potential business cooperation or combination with other companies.

Our independent auditors have indicated in their audit report for the year ended April 30, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 3.Controls and Procedures

Evaluation of disclosure controls and procedures: As of October 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is related to the lack of segregation of duties in financial reporting, as our President/Treasurer performs all accounting functions with no oversight, as our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)     Unregistered Sales of Equity Securities.

                  The Registrant did not sell any unregistered securities during the three months ended October 31, 2008.

         (b)     Use of Proceeds.

    The Registrant did not sell any unregistered securities during the three months ended October 31, 2008.

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

SUNRISE GLOBAL, INC.

Date: December 3, 2008	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer