Form 10-Q
period 2009-01-31
Sunrise Global Inc.
filed 2009-02-11
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

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

(626) 407-2622
(Registrant's Telephone Number, Including Area Code)

__________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class - Common Stock, 3,357,830 shares outstanding as of February 11, 2008.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

The accompanying unaudited financial statements of Sunrise Global Inc. ("Sunrise" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended April 30, 2008, previously filed with the Commission, which are included in the Company's annual report filed on Form 10-K.

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	January 31, 2009	April 30, 2008

ASSETS:
Current assets:
Cash	$19,014	$30,322
Prepaid Expenses	549	549

TOTAL ASSETS	$19,563	$30,871

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$100	$150
Accrued interest	339	339
Advance from company officers	19	3,766

TOTAL LIABILITIES	458	4,255

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No shares issued and outstanding at January 31, 2009 and April 30, 2008	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at January 31, 2009 and April 30, 2008	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(176,678)	(169,167)

Total Stockholders' Equity	19,105	26,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,563	$30,871

See notes to financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Inception
	For the Three Months Ended		For the Nine Months Ended		(September 27, 2006)
	January 31		January 31		through January 31,
	2009	2008	2009	2008	2009

Total Revenue	$-	$-	$-	$-	$14,886

Cost of goods sold	-	-	-	-	10,560

Selling, General and Administrative:
Website development costs	-	-	-	-	5,000
General and administrative expenses	1,963	2,746	7,981	40,743	173,454

Loss from operations	1,963	2,746	7,981	40,743	174,128

Other Income (Expense):
Interest income (expense)	128	(2,278)	470	(3,141)	(2,550)

Net Loss	$(1,835)	$(5,024)	$(7,511)	$(43,884)	$(176,678)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	2,063,000	3,357,830	2,000,681	n/a

See notes to financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the Nine Months Ended		(September 27, 2006)
	January 31		through
	2009	2008	January 31, 2009

Cash Flows from Operating Activities:
Net Loss	$(7,511)	$(43,884)	$(176,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	10,000	135,000
Stock issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	9,451	(549)
Accounts payable	(50)	-	100
Accrued interest		9,483	339

Net Cash Flows Used in Operations	(7,561)	(14,950)	(32,305)

Cash Flows from Financing Activities:
Net repayments of advances from company officer	(3,747)	2,931	19
Proceeds from convertible note payable to related party	-	300,000	-
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by (Used in) Financing Activities	(3,747)	302,931	51,319

Net Increase (Decrease) in Cash	(11,308)	287,981	19,014

Cash and cash equivalents - Beginning of period	30,322	41,300	-

Cash and cash equivalents - End of period	$19,014	$329,281	$19,014

SUPPLEMENTARY INFORMATION
Interest Paid	$-		$-
Taxes Paid	$-		$-

See notes to financial statements

SUNRISE GLOBAL INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited interim financial statements of Sunrise Global, Inc. (Sunrise) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2008 annual financial statements and notes thereto contained in Sunrise's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's fiscal 2008 financial statements have been omitted

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through January 31, 2009, Sunrise has only generated small amount of revenue and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise's ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2009, the Company paid $3,766 owed to the chief executive officer of Sunrise for a loan from him for operating expenses that was unsecured, non-interest bearing and due on demand.

During the three months ended January 31, 2009, the chief officer of Sunrise advanced $19 for operating expenses that was unsecured, non-interest bearing and due on demand.

Sunrise's principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis.

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

The following discussion should be read along with our financial statements as of January 31, 2009, which are included in another section of this document and with our Form 10-K as of April 30, 2008 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

RESULTS OF OPERATIONS

Comparison of the three months ended January 31, 2009 and 2008

For the three month period ended January 31, 2009 compared to the three month period ended January 31, 2008, we had a net loss of $1,835 compared to a net loss of  $5,024, respectively. This decrease was mainly due to a decrease in professional fees and interest expenses.

No revenue was generated during the three month period ended January 31, 2009 and the comparable period in 2008 because there were no orders closed during those periods.

General and administrative expenses decreased 28.51% to $1,963 during the three month period ended January 31, 2009 as compared to $2,746 for the comparable period in 2008. This decrease was mainly due to a decrease in professional fees.

Comparison of the nine months ended January 31, 2009 and 2008

For the nine month period ended January 31, 2009 compared to the nine month period ended January 31, 2008, we had a net loss of $7,511 compared to a net loss of  $43,884, respectively. This decrease was mainly due to a decrease in professional fees.

No revenue was generated during the nine month period ended January 31, 2009 and the comparable period in 2008 because there were no orders closed during those periods.

General and administrative expenses decreased 80.41% to $7,981 during the nine month period ended January 31, 2009 as compared to $40,743 for the comparable period in 2008. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, we have been dependent on our current cash at hand and also our majority owner to provide and seek cash resources to fund our operations. As of January 31, 2009, our deficit accumulated during the development stage was $176,678.

At January 31, 2009, we had current assets of $19,563, working capital surplus of $19,105, and had $7,561 of net cash used by operations during the nine month period ended January 31, 2009.

During the nine months ended January 31, 2009, we paid our chief executive officer $3,766 owed to him from April 30, 2008 for advances made by him to the Company for operating expenses that were unsecured, non-interest bearing and due on demand.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures: As of January 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is related to the lack of segregation of duties in financial reporting, as our President/Treasurer performs all accounting functions with no oversight, as our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended January 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)     Unregistered Sales of Equity Securities.

                  The Registrant did not sell any unregistered securities during the three months ended January 31, 2009.

         (b)     Use of Proceeds.

    The Registrant did not sell any unregistered securities during the three months ended January 31, 2009.

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

           Not applicable

Item 6.       Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1     Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE GLOBAL, INC.

Date: February 11, 2009	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer