Form 10-K
period 2009-04-30
Sunrise Global Inc.
filed 2009-06-16
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53047

Sunrise Global Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20 - 8767728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 West Garvey Avenue, Suite 102-208, Monterey Park, California, CA 91754
(Address of principal executive offices)

(626) 407-2622
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $65,783 based on the average closing bid and ask price for the common stock on June 16, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 16, 2009, there were 3,357,830 shares of common stock, par value $.001, outstanding.

PART I

Item 1.    Description of Business

Organization

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. We are a recycled industrial waste resale company. Our address is 201 W. Garvey Ave. Suite 102-208, Monterey Park, CA 91754, we have a website at www.nasunrise.com and our telephone number is (626) 407-2622.

We are a recycled industrial waste resale company with limited operations based in the United States and China. We were formed to sell recycled industrial waste material to customers in China. Our main operations and services include the acquisition of recyclable materials such as scrap metals, plastic, cardboard, and paper sourced from suppliers in the United States and the resale of such material to customers in China.

We are a development stage company that has generated very little revenues from operations since our incorporation on September 27, 2006. We have incurred losses since our inception. We still need to rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have been primarily engaged in business planning activities, including researching opportunities for sale of recycled material in China and performing due-diligence regarding potential sources for recycled material acquisition, shipping and potential customers, and raising capital.

We have no binding contracts, agreements or commitments for any of these required activities. We have no sources of financing for implementation of our business plan identified.

Since our company became a public company, we had only exported four containers of plastic scraps to buyers in China. Due to the crash in commodity prices during the past year, we suspended our business operations in order to avoid market risks. We are currently evaluating whether we should continue to develop our business operations.

Competition

The markets for our products and services are competitive, and we face competition from a number of sources. Many of our competitors have substantially greater resources than us. Those resources may include greater name recognition; larger product lines; complementary lines of business; and greater financial, marketing, information systems, and other resources. We can give no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition, and results of operations if we continue our business operations.

Intellectual Property

None.

Employees

We currently have no other employees other than Mr. Sun. In his capacity as our President, Mr. Sun currently devotes less than 5 hours of his time per week to our business; he will increase his commitment to spending more of his time working on our business but he may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Item 1A.    Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.         Unresolved Staff Comments

None

Item 2.    Description of Property.

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

Item 3.    Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Although quotations for the Company's Common Stock appear on the NASD over-the-counter Electronic Bulletin Board, there is no established trading market for the Common Stock. Since the Company obtained the ticker symbol (OTCBB: SGBL) on August 3, 2007, transactions in the Common Stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value. Furthermore, the Company cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

(1) Investors may have difficulty buying and selling or obtaining market quotations;
(2) Market visibility for our common stock may be limited; and
(3) A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High	Low

2009	First Quarter	0.30	0.04
	Second Quarter	0.15	0.04
	Third Quarter	0.15	0.07
	Fourth Quarter	0.09	0.07

2008	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	0.30	0.30
	Fourth Quarter	0.30	0.30

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  As of April 30, 2009, there were approximately 46 holders of record of the Company's Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares which will be designated as “Preferred Stock”. The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

OPERATIONS

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating a business strategy.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

Over the next 12 months, we anticipate spending about $50,000 on administrative costs, including marketing, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. If our operations become more complex, these costs will likely increase. We intend to cover these costs from current cash on hand, loans from management or income from operations if there is any.

Our cash on hand, $17,114 as of April 30, 2009, is sufficient to cover only a portion of the administrative expenses. We will require additional funding to implement our business plan.

Until such financing is arranged, we will rely on director loans in order to cover our costs of operations. Our sole director, Mr. Sun has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

Results of Operations

Comparison of the Years Ended April 30, 2009 and 2008

Revenue for 2009 was $nil as compared to $14,886 in 2008 because we suspended our operations during the year ended April 30, 2009 due to the crash of the world commodity prices. We do not anticipate earning any significant revenues from operations until we establish firm business relationships with buyers in China who commit to buy products from us and that we can successfully source those products at lower prices from our suppliers in the United States, of which there is no guarantee.

Cost of goods sold for 2009 was $nil as compared to $10,560 for 2008 because there were no operations during the year ended April 30, 2009.

Gross profit for 2009 was $nil as compared to $4,326 for 2008 because there were no operations during the year ended April 30, 2009.

For the year ended April 30, 2009 compared to the year ended April 30, 2008, Sunrise had a net loss of $9,429 to $163,465, respectively, a 94.23% decrease in net loss, mainly due to a decrease in professional fees and no stock compensations paid for services in 2009.

General and administrative expenses decreased 93.93% to $10,009 during the year ended April 30, 2009 as compared to $164,771 for the comparable period in 2008, mainly due to a decrease in professional fees in connection with our filing obligations as a reporting company and no stock issued for services in fiscal 2009 that existed in fiscal 2008.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our registered independent public accounting firm has indicated in the audit report for the year ended at April 30, 2009 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of April 30, 2009, Sunrise’s deficit accumulated during the development stage was $178,596.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $37 in capital as of April 30, 2009. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company.

At April 30, 2009, Sunrise had current assets of $17,663 and had $9,479 of net cash used by operations during the year ended April 30, 2009.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $50,000 annually, will be funded from cash at hand, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC, and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of additional $200,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used for business development and sales and marketing. However, in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

Our registered independent public accounting firms have indicated in their audit report for the year ended April 30, 2009 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies

None

Item 7.    Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.    Financial Statements.

The financial statements required by this Item 8 begin with the Index to the Financial Statements which is located prior to the signature page.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).    Controls and Procedures.

Evaluation of disclosure controls and procedures. As of April 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2009.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Shaojun Sun	36	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

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

Mr. Shaojun Sun spends about 5 hours per week on the business of Sunrise Mining Corporation and approximately 5 hours per week on our business and expects to spend approximately more of his time on our business in the next 12 months.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2009 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11.    Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended April 30, 2009.

Executive Officer Compensation Table

The named executive officers received the following compensation from the Company during the fiscal year ended April 30, 2009 and April 30, 2008.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Shaojun Sun (1) President, Chief Financial Officer and Secretary	2009 2008	$ $	0 0	$ $	0 0	$ $	0 120,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 120,000

(1)	Mr. Shaojun Sun became the executive officers of the Company in September 2006.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended April 30, 2009 and 2008.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 30, 2009, the number and percentage of the 3,357,830 shares of Common Stock, which according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common of Sunrise. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Item 13.    Certain Relationships and Related Transactions.

During the fiscal year ended April 30, 2009, the Company does not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

During the fiscal year ended April 30, 2009, our chief executive officer has advanced $37 to pay expenses and other costs incurred by the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Item 14.    Principal Accounting Fees and Services

The aggregate fees charged by our principal accounting firm, for fees billed for fiscal years ended April 30, 2009, and 2008 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Malone & Bailey, PC for fiscal year ended:
April 30, 2009	$9,500	$0	$0	$0
April 30, 2008	$12,200	$0	$0	$0
___________________________

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-Q quarterly reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)(1) Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 18.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a)(3) Exhibits

Exhibit	Description

3.1	Articles of Incorporation. (Incorporated herein by reference to the Company's Form SB-2, dated May 11, 2007, Exhibit 3.1)

3.2	Bylaws (Incorporated herein by reference to the Company's Form SB-2, dated May 11, 2007, Exhibit 3.2)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *

*           Filed herewith.

Reports on Form 8-K Filed in Fiscal Year 2009

None.

SUNRISE GLOBAL INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Global Inc.
(A Development Stage Company)
Monterey Park, California

We have audited the accompanying balance sheets of Sunrise Global Inc. as of April 30, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ equity for the years ended April 30, 2009 and 2008 and for the period from September 27, 2006 (inception) through April 30, 2009. These financial statements are the responsibility of Sunrise. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and for the period from September 27, 2006 (inception) through April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

June 16, 2009

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2009	April 30, 2008

ASSETS:
Current assets:
Cash	$17,114	$30,322
Prepaid Expenses	549	549

TOTAL ASSETS	$17,663	$30,871

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$100	$150
Accrued interest	339	339
Advance from company officers	37	3,766

TOTAL LIABILITIES	476	4,255

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No shares issued and outstanding at April 30, 2008 and April 30, 2009	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at April 30, 2008 and April 30, 2009	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(178,596)	(169,167)

Total Stockholders' Equity	17,187	26,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,663	$30,871

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Inception
	For the year ended		(September 27, 2006)
	April 30		through April 30,
	2009	2008	2009

Total Revenue	$-	$14,886	$14,886

Cost of goods sold	-	10,560	10,560

Selling, General and Administrative:
Website development costs	-	-	5,000
General and administrative expenses	10,009	164,771	175,482

Loss from operations	10,009	160,445	176,156

Other Expense:
Interest income net of interest (expense)	580	(3,020)	(2,440)

Net Loss	$(9,429)	$(163,465)	$(178,596)

Net Loss per share - basic and diluted	$(0.00)	$(0.08)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	2,139,828	n/a

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASHFLOWS

			Inception
			(September 27, 2006)
	April 30		through
	2009	2008	April 30, 2009

Cash Flows from Operating Activities:
Net Loss	$(9,429)	$(163,465)	$(178,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	130,000	135,000
Stock issued for interest expense	-	9,483	9,483
Changes in:
Prepaid expenses	-	9,451	(549)
Accounts payable	(50)	150	100
Accrued interest	-	339	339

Net Cash Flows Used by Operations	(9,479)	(14,042)	(34,223)

Cash Flows from Financing Activities:
Advance from company officer	37	3,064	3,803
Proceeds from related party loan	-	300,000	300,000
Payment on related party loan	(3,766)	(300,000)	(303,766)
Proceeds from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	(3,729)	3,064	51,337

Net Increase (Decrease) in Cash	(13,208)	(10,978)	17,114

Cash and cash equivalents - Beginning of period	30,322	41,300	-

Cash and cash equivalents - End of period	$17,114	$30,322	$17,114

SUPPLEMENTARY INFORMATION
Interest Paid	$-		$-
Taxes Paid	$-		$-

  See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2006 (INCEPTION) THROUGH APRIL 30, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity

Inception - September 27, 2006	-	$-	$-	$-	$-

Issuance of stock to founder	1,500,000	1,500	8,500	-	10,000
Issuance of stock to consultant for service	50,000	50	4,950	-	5,000
Issuance of stock to investors for cash	413,000	413	40,887	-	41,300
Net loss	-	-	-	(5,702)	(5,702)
Balance - April 30, 2007	1,963,000	1,963	54,337	(5,702)	50,598
Issuance of stock to consultant for service	100,000	100	9,900	-	10,000
Issuance of stock to company officer	1,200,000	1,200	118,800	-	120,000
Issuance of stock to pay interest expense	94,830	95	9,388	-	9,483
Net loss	-	-	-	(163,465)	(163,465)
Balance - April 30, 2008	3,357,830	3,358	192,425	(169,167)	26,616
Net loss	-	-	-	(9,429)	(9,429)
Balance - April 30, 2009	3,357,830	$3,358	$192,425	$(178,596)	$17,187

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Sunrise Global, Inc was incorporated in Nevada on September 27, 2006. Sunrise was formed to sell recycled industrial waste material to customers in China. The main operations and services of Sunrise includes the acquisition of recyclable materials such as scrap metals, plastic, cardboard, and paper sourced from suppliers and the resale of such material to customers in China.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Sunrise considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2009 and 2008, cash only consisted of monies held in checking accounts and CD accounts.

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

The Company did not grant any stock options during the period from inception through April 30, 2009.

F-6

Net Loss Per Share Data

Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding options and warrants until their exercise would be anti-dilutive.  Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended at April 30, 2009 and 2008, Sunrise had no dilutive potential common shares.

Recently issued accounting pronouncements

Sunrise does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Sunrise’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Since its inception, Sunrise has incurred losses and has been dependent on its current cash and cash advanced by its majority owner to fund its operations. As of April 30, 2009, Sunrise’s accumulated deficit was $178,596. The ability of Sunrise to emerge from the development stage with respect to its planned principal business activity is dependent upon its success in raising additional equity financing and attaining profitable operations. Management plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that Sunrise will be able to complete any of the above objectives. These factors raise substantial doubt regarding Sunrise's ability to continue as a going concern.

NOTE 3 - INCOME TAXES

Sunrise uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception on September 27, 2006 to April 30, 2009, Sunrise incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $34,000 at April 30, 2009, and expires in 2028.

Deferred tax assets consisted of the following:

	April 30, 2009		April 30, 2008
Deferred tax assets	$11,600		$8,393
Less: valuation allowance	(11,600)		(8,393)
Net deferred tax asset	$-	$	_-

NOTE 4 - COMMON STOCK

On November 02, 2006, Sunrise issued 1,500,000 common founder shares to its chief executive officer for $10,000 cash.

On December 02, 2006, Sunrise issued 50,000 common shares to pay for the website development costs valued at $5,000.

From January 2007 to May 2007, Sunrise issued 413,000, common shares to raise $41,300 from a private placement of securities.

On October 19, 2007, Sunrise issued 100,000 common shares valued at $0.10 per share for services to Island Stock Transfer, for account setup and stock transfer services.

On February 06, 2008, Sunrise issued 94,830 common shares to pay for accrued interest on note payable as of January 31, 2008 totaling $9,483.

On March 26, 2008, Sunrise issued 1,200,000 common shares to as stock award to its president for his services in 2008 valued at $120,000.

F-6

NOTE 5 - RELATED PARTY TRANSACTIONS

Sunrise neither owns nor leases any real or personal property. Sunrise’s principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers / directors are involved in other business activities and may, in the future, become involved in other business opportunities that become available, such persons may face a conflict in selecting between Sunrise and their other business interests. Sunrise has not formulated a policy for the resolution of such conflicts.

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

Since inception on September 27, 2006 to April 30, 2008, the chief executive officer of Sunrise has advanced $3,766 to pay expenses incurred by the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.  They were repaid in fiscal 2009.

During the fiscal year ended April 30, 2008, the Company issued 1,200,000 shares of its Restricted Common Stock to its president as compensation for his services for the Company valued at $120,000.

During the fiscal year ended April 30, 2009, our chief executive officer has advanced $37 to pay expenses and other costs incurred by the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUNRISE GLOBAL INC.

Dated: June 16, 2009	By:	/s/ Shaojun Sun
Shaojun Sun, Chief Executive Officer and President

Dated: June 16, 2009	By:	/s/ Shaojun Sun
Shaojun Sun, Director