Form 10-K
period 2010-04-30
Sunrise Global Inc.
filed 2010-06-15
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $65,783 based on the average closing bid and ask price for the common stock on June 16, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 15, 2010, there were 3,357,830 shares of common stock, par value $.001, outstanding.

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

Item 1A .       Risk Factors

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

		High	Low

2010	First Quarter	0.10	0.10
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	2.00	2.00

2009	First Quarter	0.30	0.04
	Second Quarter	0.15	0.04
	Third Quarter	0.15	0.07
	Fourth Quarter	0.09	0.07

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  As of April 30, 2010, there were approximately 46 holders of record of the Company's Common Stock.

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

Our cash on hand, $7,133 as of April 30, 2010, is sufficient to cover only a portion of the administrative expenses. We will require additional funding to implement our business plan.

Until such financing is arranged, we will rely on director loans in order to cover our costs of operations. Our sole director, Mr. Sun has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

Results of Operations

Comparison of the Years Ended April 30, 2010 and 2009

We had no revenues in 2009 and 2010 because we suspended our operations during the year ended April 30, 2009 due to the crash of the world commodity prices. We do not anticipate earning any significant revenues from operations until we establish firm business relationships with buyers in China who commit to buy products from us and that we can successfully source those products at lower prices from our suppliers in the United States, of which there is no guarantee.

Cost of goods sold for 2010 and 2009 was $nil because there were no operations during the year ended April 30, 2010.

Gross profit for 2010 and 2009 was $nil because there were no operations during the year ended April 30, 2010.

For the year ended April 30, 2010 compared to the year ended April 30, 2009, Sunrise had a net loss of $9,759 to $9,429, respectively.

General and administrative expenses was $9,877 during the year ended April 30, 2010 as compared to $10,009 for the comparable period in 2009.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our registered independent public accounting firm has indicated in the audit report for the year ended at April 30, 2010 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of April 30, 2010, Sunrise’s deficit accumulated during the development stage was $188,355.

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

At April 30, 2010, Sunrise had current assets of $7,682 and had $9,998 of net cash used by operations during the year ended April 30, 2010.

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

Our registered independent public accounting firms have indicated in their audit report for the year ended April 30, 2010 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).    Controls and Procedures.

Evaluation of disclosure controls and procedures. As of April 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2010.

Item 9B.      Other Information.

None.

  PART III

Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Shaojun Sun	37	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2010 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11.      Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended April 30, 2010.

Executive Officer Compensation Table

The named executive officers received the following compensation from the Company during the fiscal year ended April 30, 2010 and April 30, 2009.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Shaojun Sun (1) President, Chief Financial Officer and Secretary	2010 2009	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

(1)	Mr. Shaojun Sun became the executive officers of the Company in September 2006.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended April 30, 2010 and 2009.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 30, 2010, the number and percentage of the 3,357,830 shares of Common Stock, which according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common of Sunrise. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Item 13.      Certain Relationships and Related Transactions.

During the fiscal year ended April 30, 2010, the Company does not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14.      Principal Accounting Fees and Services

The aggregate fees charged by our principal accounting firm, for fees billed for fiscal years ended April 30, 2010, and 2009 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Malone & Bailey, PC for fiscal year ended:
April 30, 2010	$8,210	$0	$0	$0
April 30, 2009	$9,500	$0	$0	$0
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

*           Filed herewith.

Reports on Form 8-K Filed in Fiscal Year 2010

None.

SUNRISE GLOBAL INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Global Inc.
(A Development Stage Company)
Monterey Park, California

We have audited the accompanying balance sheets of Sunrise Global Inc. as of April 30, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ equity for the years ended April 30, 2010 and 2009 and for the period from September 27, 2006 (inception) through April 30, 2010. These financial statements are the responsibility of Sunrise. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended April 30, 2010 and 2009 and for the period from September 27, 2006 (inception) through April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

June 15, 2010

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2010	April 30, 2009

ASSETS:
Current assets:
Cash	$7,133	$17,114
Prepaid Expenses	549	549

TOTAL ASSETS	$7,682	$17,663

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	200	100
Accrued interest	-	339
Advance from company officers	54	37

TOTAL LIABILITIES	$254	$476

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding at April 30, 2009 and April 30, 2010	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at April 30, 2009 and April 30, 2010	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(188,355)	(178,596)

Total Stockholders' Equity	7,428	17,187

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,682	$17,663

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Inception
	For the year Ended		(September 27, 2006)
	April 30		through April 30,
	2010	2009	2010

Total Revenue	$-	$-	$14,886

Cost of goods sold	-	-	10,560

Selling, General and Administrative:
Website development costs	$-	$-	$5,000
General and administrative expenses	9,877	10,009	185,359

Loss from operations	9,877	10,009	186,033

Other Expense:
Interest income net of interest expense	118	580	(2,322)

Net Loss	$(9,759)	$(9,429)	$(188,355)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	n/a

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASHFLOWS

			Inception
	For the Year Ended		(September 27, 2006)
	April 30		through
	2010	2009	April, 2010

Cash Flows from Operating Activities:
Net Loss	$(9,759)	$(9,429)	$(188,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	100	(50)	200
Accrued interest	(339)	-	-

Net Cash Flows Used by Operations	(9,998)	(9,479)	(44,221)

Cash Flows from Financing Activities:
Advance from company officer	17	37	3,820
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	(3,766)	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	17	(3,729)	51,354

Net Increase (Decrease) in Cash	(9,981)	(13,208)	7,133

Cash and cash equivalents - Beginning of period	17,114	30,322	-

Cash and cash equivalents - End of period	$7,133	$17,114	$7,133

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

  See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM SEPTEMBER 27, 2006 (INCEPTION) THROUGH APRIL 30, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity

Inception - September 27, 2006	-	$-	$-	$-	$-

Issuance of stocks to founder	1,500,000	1,500	8,500	-	10,000
Issuance of stocks to consultant for service	50,000	50	4,950	-	5,000
Issuance of stocks to investors for cash	413,000	413	40,887	-	41,300
Net loss	-	-	-	(5,702)	(5,702)
Balance - April 30, 2007	1,963,000	1,963	54,337	(5,702)	50,598
Issuance of stocks to consultant for service	100,000	100	9,900	-	10,000
Issuance of stocks to company officer	1,200,000	1,200	118,800	-	120,000
Issuance of stock to pay accrued interests	94,830	95	9,388	-	9,483
Net loss	-	-	-	(163,465)	(163,465)
Balance - April 30, 2008	3,357,830	3,358	192,425	(169,167)	26,616

Net loss	-	-	-	(9,429)	(9,429)
Balance - April 30, 2009	3,357,830	3,358	192,425	(178,596)	17,187

Net loss	-	-	-	(9,759)	(9,759)
Balance - April 30, 2010	3,357,830	$3,358	$192,425	$(188,355)	$7,428

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Sunrise considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2010 and 2009, cash only consisted of monies held in checking accounts and CD accounts.

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

Stock Based Compensation

Sunrise accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC 718, Share-Based Payments and Staff Accounting Bulletin No. 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of  ASC 718, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under ASC 718.

The Company did not grant any stock options during the period from inception through April 30, 2010.

F-6

Net Loss Per Share Data

Basic and diluted net loss per common share are presented in conformity with the ASC 260, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding options and warrants until their exercise would be anti-dilutive.  Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended at April 30, 2010 and 2009, Sunrise had no dilutive potential common shares.

Recently issued accounting pronouncements

Sunrise does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Sunrise’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Since its inception, Sunrise has incurred losses and has been dependent on its current cash and cash advanced by its majority owner to fund its operations. As of April 30, 2010, Sunrise has an accumulated deficit. The ability of Sunrise to emerge from the development stage with respect to its planned principal business activity is dependent upon its success in raising additional equity financing and attaining profitable operations. Management plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that Sunrise will be able to complete any of the above objectives. These factors raise substantial doubt regarding Sunrise's ability to continue as a going concern.

NOTE 3 - INCOME TAXES

Sunrise uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception on September 27, 2006 to April 30, 2010, Sunrise incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $44,000 at April 30, 2010, and expires beginning in 2028.

Deferred tax assets consisted of the following:

	April 30, 2010	April 30, 2009
Deferred tax assets	$15,000	$11,600
Less: valuation allowance	(15,000)	(11,600)
Net deferred tax asset	$-	$-

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

On September 12, 2007, Sunrise borrowed $300,000 under a convertible promissory note payable to a Sunrise’s president’s brother maturing December 31, 2008 with interest payable at the rate of 8% per annum commencing on September 12, 2007. The principal amount of the Note, in multiples of $50,000, can be converted into shares of Sunrise’s common stock at a conversion price of $0.10 per share. These shares have piggy-back rights for registration. Sunrise evaluated the conversion option under ASC 815and ASC 815-15 for consideration of derivative accounting and concluded the conversion option did not qualify for derivative accounting. Sunrise also evaluated the conversion option under ASC 470-20 for consideration of beneficial conversion feature and concluded the conversion option did not contain a beneficial conversion feature.

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
.

During the fiscal year ended April 30, 2010, the Company paid back Sunrise’s president’s brother the accrued interest on note payable from February 1, 2008 to February 6, 2010 with an amount of $339.

2 3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUNRISE GLOBAL INC.

Dated: June 15, 2010	By:	/s/ Shaojun Sun
Shaojun Sun, Chief Executive Officer and President

Dated: June 15, 2010	By:	/s/ Shaojun Sun
Shaojun Sun, Director