Form 10-Q
period 2010-10-31
Sunrise Global Inc.
filed 2010-11-19
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2010

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
Class - Common Stock, 3,357,830 shares outstanding as of November 19, 2010.

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

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	October 31, 2010	April 30, 2010

ASSETS:
Current assets:
Cash	$3,906	$7,133
Prepaid Expenses	549	549

TOTAL ASSETS	$4,455	$7,682

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	$200	$200
Advance from company officers	3,554	54

TOTAL LIABILITIES	3,754	254

Stockholders' Equity:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(195,082)	(188,355)

Total Stockholders' Equity	701	7,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,455	$7,682

See notes to unaudited financial statements

 SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					From Inception
	For the three months ended		For the six months ended		(September 27, 2006)
	October 31, 2010		October 31, 2010		through October 31,
	2010	2009	2010	2009	2010

Total Revenue	$-	-	$-	$-	$14,886

Cost of goods sold	-	-	-	-	10,560

Selling, General and Administrative:
Website development costs	$-	$-	$-	$-	$5,000
General and administrative expenses	2,317	1,947	6,727	6,066	192,086

Loss from operations	2,317	1,947	6,727	6,066	192,760

Other Expense:
Interest income net of interest expense	-	29	-	88	(2,322)

Net Loss	$(2,317)	$(1,918)	$(6,727)	$(5,978)	$(195,082)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	3,357,830	3,357,830	n/a

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			From Inception
	For the six months ended		(September 27, 2006)
	October 31		through
	2010	2009	October, 2010

Cash Flows from Operating Activities:
Net Loss	$(6,727)	$(5,978)	$(195,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	-	-	200
Accrued interest	-	(339)	-

Net Cash Flows Used by Operations	(6,727)	(6,317)	(50,948)

Cash Flows from Financing Activities:
Advance from company officer	3,500	(1)	3,554
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(300,000)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	3,500	(1)	54,854

Net Increase (Decrease) in Cash	(3,227)	(6,318)	3,906

Cash and cash equivalents - Beginning of period	7,133	17,114	-

Cash and cash equivalents - End of period	$3,906	$10,796	$3,906

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through October 31, 2010, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Sunrise’s principal office is in the office of our president pursuant to a verbal agreement on a rent-free month-to-month basis.

For the six months ended October 31, 2010, the chief executive officer of Sunrise has advanced $3,500 to pay company expenses. As of  October 31, 2010 the balance of advances from related parties is $3,554, is unsecured, non-interest bearing and has no fixed terms of repayment.

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

The following discussion should be read along with our financial statements as of October 31, 2010, which are included in another section of this document and with our Form 10-K as of April 30, 2010 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Comparison of the three months ended October 31, 2010 and 2009

For the three month period ended October 31, 2010 compared to the three month period ended October 31, 2009, we had a net loss of $2,317 compared to a net loss of $1,918, respectively. This increase was mainly due to an increase in professional fees.

No revenue was generated during the three month period ended October 31, 2010 and the comparable period in 2009 because there were no orders closed during those periods.

General and administrative expenses increased 16% to $2,317 during the three month period ended October 31, 2010 as compared to $1,947 for the comparable period in 2009. This increase was mainly due to an increase in professional fees.

Comparison of the six months ended October 31, 2010 and 2009

For the six month period ended October 31, 2010 compared to the six month period ended October 31, 2009, we had a net loss of $6,727 compared to a net loss of $5,978, respectively. This increase was mainly due to an increase in professional fees.

No revenue was generated during the three month period ended October 31, 2010 and the comparable period in 2009 because there was no order closed during those periods.

General and administrative expenses increased 10% to $6,727 during the three month period ended October 31, 2010 as compared to $6,066 for the comparable period in 2009. This increase was mainly due to an increase in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of October 31, 2010, Sunrise’s deficit accumulated during the development stage was $195,082.

At October 31, 2010, we had current assets of $4,455, working capital of $701, and had $6,727 of net cash used by operations during the six month period ended October 31, 2010.

We have provided for our cash requirements to date mainly through cash at hand and financing provided by our president, who was owed $3,554 as of October 31, 2010. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principle amount of the convertible debt on February 6, 2008. Accrued interest totaling $9,483 as of January 31, 2008 was converted into Sunrise’s common stock at a conversion price of $0.10 per share. Accrued interest on note payable from February 1, 2008 to February 6, 2008 totaling $339 was paid back with cash during the quarter ended July 31, 2009. President of the Company plans to loan his own money as the working capital for the Company; however, we cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures: As of October 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is related to the lack of segregation of duties in financial reporting, as our President/Treasurer performs all accounting functions with no oversight, as our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)     Unregistered Sales of Equity Securities.

                 The Registrant did not sell any unregistered securities during the three months ended October 31, 2010.

         (b)     Use of Proceeds.

  The Registrant did not sell any unregistered securities during the three months ended October 31, 2010.

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

SUNRISE GLOBAL, INC.

Date: November 19, 2010	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer