Form 10-Q
period 2011-07-31
Sunrise Global Inc.
filed 2011-09-07
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2011

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
Class - Common Stock, 3,357,830 shares outstanding as of September 7, 2011.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

The accompanying unaudited financial statements of Sunrise Global Inc. (“Sunrise” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended April 30, 2011, previously filed with the Commission, which are included in the Company's annual report filed on Form 10-K.

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	July 31, 2011	April 30, 2011
ASSETS:
Current assets:
Cash	$5,324	$9,674
Prepaid Expenses	549	549

TOTAL ASSETS	$5,873	$10,223

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	100	100
Accrued interest	-	-
Advance from company officers	13,554	13,554
TOTAL LIABILITIES	$13,654	$13,654

Stockholders' Equity:
Preferred Stock, $.001 par value; 100,000,000 shares authorized,
No share issued and outstanding at July 31, 2011 and April 30, 2010	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at July 31, 2011 and April 30, 2010	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(203,564)	(199,214)

Total Stockholders' Equity	(7,781)	(3,431)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,873	$10,223

See notes to unaudited financial statements

 SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

			Inception
	For the three months ended		(September 27, 2006)
	July 31		through July 31,
	2011	2010	2011

Total Revenue	$-	$-	$14,886

Cost of goods sold	-	-	10,560

Selling, General and Administrative:
Website development costs	$-	$-	$5,000
General and administrative expenses	4,350	4,410	200,568

Loss from operations	4,350	4,410	201,242

Other Expense:
Interest income net of interest expense	-	-	(2,322)

Net Loss	$(4,350)	$(4,410)	$(203,564)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	n/a

See notes to unaudited financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the three months ended		(September 27, 2006)
	July 31		through
	2011	2010	July 31, 2011

Cash Flows from Operating Activities:
Net Loss	$(4,350)	$(4,410)	$(203,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	-	565	100
Accrued interest	-	-	-

Net Cash Flows Used by Operations	(4,350)	(3,845)	(59,530)

Cash Flows from Financing Activities:
Advance from company officer	-	3,500	17,320
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	-	3,500	64,854

Net Increase (Decrease) in Cash	(4,350)	(345)	5,324

Cash and cash equivalents - Beginning of period	9,674	7,133	-

Cash and cash equivalents - End of period	$5,324	$6,788	$5,324

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See notes to unaudited financial statements

SUNRISE GLOBAL INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sunrise Global, Inc. (Sunrise) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise’s audited 2011 annual financial statements and notes thereto contained in Sunrise’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise’s fiscal 2011 financial statements have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through July 31, 2011, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

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

The following discussion should be read along with our financial statements as of July 31, 2010, which are included in another section of this document and with our Form 10-K as of April 30, 2011 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Comparison of the three months ended July 31, 2011 and 2010

For the three month period ended July 31, 2011 compared to the three month period ended July 31, 2010, we had a net loss of $4,350 compared to a net loss of $4,410, respectively. This decrease was mainly due to the decrease in professional fees.

No revenue was generated during the three month period ended July 31, 2011 and the comparable period in 2010 because there was no order closed during those periods.

General and administrative expenses decreased 1.4% to $4,350 during the three month period ended July 31, 2011 as compared to $4,410 for the comparable period in 2010. This decrease was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of July 31, 2011, Sunrise’s deficit accumulated during the development stage was $203,564.

At July 31, 2011, we had current assets of $5,873, working capital deficit of $7,781, and had $4,350 of net cash used by operations during the three months ended July 31, 2011.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. As of July 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2011.

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

SUNRISE GLOBAL, INC.

Date: September 7, 2011	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer