Form 10-Q
period 2011-10-31
Sunrise Global Inc.
filed 2011-12-09
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

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
Class - Common Stock, 3,357,830 shares outstanding as of November 30, 2011.

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

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	October 31, 2011	April 30, 2011

ASSETS:
Current assets:
Cash	$3,388	$9,674
Prepaid Expenses	549	549

TOTAL ASSETS	$3,937	$10,223

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Account payable	200	100
Advance from company officers	13,929	13,554

TOTAL LIABILITIES	$14,129	$13,654

Stockholders' Deficit:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding at October 31, 2011 and April 30, 2011	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at October 31, 2011 and April 30, 2011	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(205,975)	(199,214)

Total Stockholders' Deficit	(10,192)	(3,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,937	$10,223

See notes to unaudited financial statements

  SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
	For the three months ended		For the six months ended		(September 27, 2006)
	October 31		October 31		through October 31,
	2011	2010	2011	2010	2011

Total Revenue	$-	$-	$-	$-	$14,886

Cost of goods sold	-	-	-	-	10,560

Selling, General and Administrative:
Website development costs	-	-	-	-	5,000
General and administrative expenses	2,411	2,317	6,761	6,727	202,979

Loss from operations	2,411	2,317	6,761	6,727	203,653

Other Expense:
Interest income net of interest expense	-	-	-	-	(2,322)

Net Loss	$(2,411)	$(2,317)	$(6,761)	$(6,727)	$(205,975)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	3,357,830	3,357,830

See notes to unaudited financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the six months ended		(September 27, 2006)
	October 31		through
	2011	2010	October 31, 2011

Cash Flows from Operating Activities:
Net Loss	$(6,761)	$(6,727)	$(205,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(549)
Accounts payable	100	-	200

Net Cash Flows Used in Operations	(6,661)	(6,727)	(61,841)

Cash Flows from Financing Activities:
Advance from company officer	375	3,500	17,695
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	375	3,500	65,229

Net Increase (Decrease) in Cash	(6,286)	(3,227)	3,388

Cash and cash equivalents - Beginning of period	9,674	7,133	-

Cash and cash equivalents - End of period	$3,388	$3,906	$3,388

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See notes to unaudited financial statements

SUNRISE GLOBAL INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sunrise Global, Inc. (Sunrise) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2011 annual financial statements and notes thereto contained in Sunrise's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's fiscal 2011 financial statements have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through October 31, 2011, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise's ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

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

Comparison of the three months ended October 31, 2011 and 2010

For the three month period ended October 31, 2011 compared to the three month period ended October 31, 2010, we had a net loss of $2,411 compared to a net loss of $2,317, respectively. This increase was mainly due to the increase in professional fees.

No revenue was generated during the three month period ended October 31, 2011 and the comparable period in 2010 because there was no order closed during those periods.

General and administrative expenses increased 4.1% to $2,411 during the three month period ended October 31, 2011 as compared to $2,317 for the comparable period in 2010. This increase was mainly due to the increase in professional fees.

Comparison of the six months ended October 31, 2011 and 2010

For the six month period ended October 31, 2011 compared to the six month period ended October 31, 2010, we had a net loss of $6,761 compared to a net loss of $6,727, respectively. This increase was mainly due to the increase in professional fees.

No revenue was generated during the six month period ended October 31, 2011 and the comparable period in 2010 because there was no order closed during those periods.

General and administrative expenses increased 1% to $6,761 during the six month period ended October 31, 2011 as compared to $6,727 for the comparable period in 2010. This increase was mainly due to the increase in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of October 31, 2011, Sunrise's deficit accumulated during the development stage was $205,975.

At October 31, 2011, we had current assets of $3,937, working capital deficit of $10,192, and had $6,661 of net cash used by operations during the six months ended October 31, 2011.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $37 in capital as of April 30, 2009. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company. During the fiscal year ended April 2011, the chief executive officer of Sunrise has advanced $3,500 to pay retainer of auditing fee for the annual financial statements ended April 2010, and loaned $10,000 to the company. During the three months ended October 31, 2011, chief executive officer of Sunrise has advanced another $375 to pay for the annual list of officer fee charged by Nevada Secretary of State.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. As of October 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2011. The Company's management based its evaluation on criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of October 31, 2011.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)     Unregistered Sales of Equity Securities.

                 The Registrant did not sell any unregistered securities during the three months ended October 31, 2011.

         (b)     Use of Proceeds.

  The Registrant did not sell any unregistered securities during the three months ended October 31, 2011.

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

           Not applicable

Item 6.       Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1     Certification of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed ¡¡ãfiled¡¡À for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE GLOBAL, INC.

Date: December 09, 2011	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer