Form 10-Q
period 2012-01-31
Sunrise Global Inc.
filed 2012-02-16
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class - Common Stock, 3,357,830 shares outstanding as of February 16, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Balance Sheets as of January 31, 2012 and April 30, 2011 (unaudited)	2

Statements of Expenses for the three and nine months ended January 31, 2012 and 2011, and from September 27, 2006 (inception) to January 31, 2012 (unaudited)	3

Statements of Cash Flows for the three and nine months ended January 31, 2012 and 2011, and from September 27, 2006 (inception) to January 31, 2012 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis Or Plan of Operation	6

Item 3. Controls and Procedures	7

PART II - OTHER INFORMATION	8

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities.	8

Item 4. Submission of Matters to a Vote of Security Holders.	8

Item 5. Other Information.	8

Item 6. Exhibits	8

Signatures	9

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

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	January 31, 2012	April 30, 2011

ASSETS:
Current assets:
Cash	$1,340	$9,674
Prepaid Expenses	549	549

TOTAL ASSETS	$1,889	$10,223

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Account payable	100	100
Advance from company officers	13,929	13,554

TOTAL LIABILITIES	$14,029	$13,654

Stockholders' Deficit:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding at January 31, 2012 and April 30, 2011	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at January 31, 2012 and April 30, 2011	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(207,923)	(199,214)

Total Stockholders' Deficit	(12,140)	(3,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,889	$10,223

See notes to unaudited financial statements

   SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
	For the three months ended		For the nine months ended		(September 27, 2006)
	January 31		January 31		through January 31,
	2012	2011	2012	2011	2012

Total Revenue	$-	$-	$-	$-	$14,886

Cost of goods sold	-	-	-	-	10,560

Selling, General and Administrative:
Website development costs	-	-	-	-	5,000
General and administrative expenses	1,948	2,078	8,709	8,805	204,927

Loss from operations	1,948	2,078	8,709	8,805	205,601

Other Expense:
Interest income net of interest expense	-	-	-	-	(2,322)

Net Loss	$(1,948)	$(2,078)	$(8,709)	$(8,805)	$(207,923)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	3,357,830	3,357,830

See notes to unaudited financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the nine months ended		(September 27, 2006)
	January 31		through
	2012	2011	January 31, 2012

Cash Flows from Operating Activities:
Net Loss	$(8,709)	$(8,805)	$(207,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(549)
Accounts payable	-	(100)	100

Net Cash Flows Used in Operating Activities	(8,709)	(8,905)	(63,889)

Cash Flows from Financing Activities:
Advance from company officer	375	3,500	17,695
Proceeds from convertible note payable to related party	-	10,000	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	375	13,500	65,229

Net Increase (Decrease) in Cash	(8,334)	(4,595)	1,340

Cash and cash equivalents - Beginning of period	9,674	7,133	-

Cash and cash equivalents - End of period	$1,340	$11,728	$1,340

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through January 31, 2012, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise's ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

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

The following discussion should be read along with our financial statements as of January 31, 2012, which are included in another section of this document and with our Form 10-K as of April 30, 2011 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Comparison of the three months ended January 31, 2012 and 2011

For the three month period ended January 31, 2012 compared to the three month period ended January 31, 2011, we had a net loss of $1,948 compared to a net loss of $2,078, respectively. This decrease was mainly due to the decrease in professional fees.

No revenue was generated during the three month period ended January 31, 2012 and the comparable period in 2011 because there was no order closed during those periods.

General and administrative expenses decreased 6.3% to $1,948 during the three month period ended January 31, 2012 as compared to $2,078 for the comparable period in 2011. This decrease was mainly due to the decrease in professional fees.

Comparison of the nine months ended January 31, 2012 and 2011

For the nine month period ended January 31, 2012 compared to the nine month period ended January 31, 2011, we had a net loss of $8,709 compared to a net loss of $8,805, respectively. This decrease was mainly due to the decrease in professional fees.

No revenue was generated during the nine month period ended January 31, 2012 and the comparable period in 2011 because there was no order closed during those periods.

General and administrative expenses decreased 1% to $8,709 during the nine month period ended January 31, 2012 as compared to $8,805 for the comparable period in 2011. This decrease was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of January 31, 2012, Sunrise's deficit accumulated during the development stage was $207,923.

At January 31, 2012, we had current assets of $1,889, working capital deficit of $12,140, and had $8,709 of net cash used by operations during the nine months ended January 31, 2012.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $37 in capital as of April 30, 2009. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company. During the fiscal year ended April 2011, the chief executive officer of Sunrise has advanced $3,500 to pay retainer of auditing fee for the annual financial statements ended April 2010, and loaned $10,000 to the company. During the nine months ended January 31, 2012, chief executive officer of Sunrise has advanced another $375 to pay for the annual list of officer fee charged by Nevada Secretary of State.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. As of January 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company' s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of January 31, 2012. The Company's management based its evaluation on criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of January 31, 2012.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)     Unregistered Sales of Equity Securities.

                 The Registrant did not sell any unregistered securities during the three months ended January 31, 2012.

         (b)     Use of Proceeds.

  The Registrant did not sell any unregistered securities during the three months ended January 31, 2012.

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

SUNRISE GLOBAL, INC.

Date: February 16, 2012	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer