Form 10-Q
period 2012-07-31
Sunrise Global Inc.
filed 2012-08-31
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2012

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
Class - Common Stock, 3,357,830 shares outstanding as of August 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

The accompanying unaudited financial statements of Sunrise Global Inc. (“Sunrise” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended April 30, 2012, previously filed with the Commission, which are included in the Company's annual report filed on Form 10-K.

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	July 31, 2012	April 30, 2012
ASSETS:
Current assets:
Cash	$844	$992
Prepaid Expenses	549	549

TOTAL ASSETS	$1,393	$1,541

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Account payable	1,950	1,700
Advance from company officers	17,929	13,929
TOTAL LIABILITIES	$19,879	$15,629

Stockholders' Deficit:
Preferred Stock, $.001 par value; 100,000,000 shares authorized,
No share issued and outstanding at July 31, 2012 and April 30, 2012	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at July 31, 2012 and April 30, 2012	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(214,269)	(209,871)

Total Stockholders' Deficit	(18,486)	(14,088)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,393	$1,541

See notes to unaudited financial statements

  SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

			Inception
	For the three months ended		(September 27, 2006)
	July 31		through July 31,
	2012	2011	2012

Total Revenue	$-	$-	$14,886

Cost of goods sold	-	-	10,560

Selling, General and Administrative:
Website development costs	$-	$-	$5,000
General and administrative expenses	4,398	4,350	211,273

Loss from operations	4,398	4,350	211,947

Other Expense:
Interest income net of interest expense	-	-	(2,322)

Net Loss	$(4,398)	$(4,350)	$(214,269)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	n/a

See notes to unaudited financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the three months ended		(September 27, 2006)
	July 31		through
	2012	2011	July 31, 2012

Cash Flows from Operating Activities:
Net Loss	$(4,398)	$(4,350)	$(214,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	250	-	1,950

Net Cash Flows Used by Operations	(4,148)	(4,350)	(68,385)

Cash Flows from Financing Activities:
Advance from company officer	4,000	-	21,695
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	4,000	-	69,229

Net Increase (Decrease) in Cash	(148)	(4,350)	844

Cash and cash equivalents - Beginning of period	992	9,674	-

Cash and cash equivalents - End of period	$844	$5,324	$844

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See notes to unaudited financial statements

SUNRISE GLOBAL INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sunrise Global, Inc. (Sunrise) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise’s audited 2012 annual financial statements and notes thereto contained in Sunrise’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise’s fiscal 2012 financial statements have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through July 31, 2012, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 – ADVANCES FROM OFFICER

The balance due from advances from officer increased by $4,000 during the period.  Advances are unsecured, bear no interest and are due on demand.

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

The following discussion should be read along with our financial statements as of July 31, 2012, which are included in another section of this document and with our Form 10-K as of April 30, 2012 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Comparison of the three months ended July 31, 2012 and 2011

For the three month period ended July 31, 2012 compared to the three month period ended July 31, 2011, we had a net loss of $4,398 compared to a net loss of $4,350, respectively. This decrease was mainly due to the decrease in professional fees.

No revenue was generated during the three month period ended July 31, 2012 and the comparable period in 2011 because there was no order closed during those periods.

General and administrative expenses decreased 1% to $4,398 during the three month period ended July 31, 2012 as compared to $4,350 for the comparable period in 2011. This decrease was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of July 31, 2012, Sunrise’s deficit accumulated during the development stage was $214,269.

At July 31, 2012, we had current assets of $1,393, working capital deficit of $18,486, and had $4,148 of net cash used by operations during the three months ended July 31, 2012.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $37 in capital as of April 30, 2009. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company. During the fiscal year ended April 2011, the chief executive officer of Sunrise has advanced $3,500 to pay retainer of auditing fee for the annual financial statements ended April 2010, and loaned $10,000 to the company. During the three months ended July 31, 2012, the chief executive officer of Sunrise has advanced $4,000 to pay retainer of auditing fee for the annual financial statements ended April 2012.

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

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)     Unregistered Sales of Equity Securities.

                 The Registrant did not sell any unregistered securities during the three months ended July 31, 2012.

         (b)     Use of Proceeds.

  The Registrant did not sell any unregistered securities during the three months ended July 31, 2012.

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

SUNRISE GLOBAL, INC.

Date: August 31, 2012	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer