Form 10-Q
period 2013-01-31
Sunrise Global Inc.
filed 2013-02-28
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2013

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

Class - Common Stock, 3,357,830 shares outstanding as of February 28, 2013.

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

SUNRISE GLOBAL INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	January 31, 2013	April 30, 2012
ASSETS:
Current assets:
Cash	$398	$992
Prepaid Expenses	549	549

TOTAL ASSETS	$947	$1,541

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Account payable	1,800	1,700
Advance from company officers	19,929	13,929
TOTAL LIABILITIES	$21,729	$15,629

Stockholders' Deficit:
Preferred Stock, $.001 par value; 100,000,000 shares authorized,
No share issued and outstanding at January 31, 2013 and April 30, 2012	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at January 31, 2013 and April 30, 2012	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(216,565)	(209,871)

Total Stockholders' Deficit	(20,782)	(14,088)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$947	$1,541

See notes to unaudited financial statements

 SUNRISE GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF EXPENSES

(unaudited)

					Inception
	For the three months ended		For the nine months ended		(September 27, 2006)
	January 31		January 31		through January 31,
	2013	2012	2013	2012	2013

Total Revenue	$-	$-	$-	$-	$14,886

Cost of goods sold	-	-	-	-	10,560

Selling, General and Administrative:
Website development costs	-	-	-	-	5,000
General and administrative expenses	1,948	1,948	6,694	8,709	213,569

Loss from operations	1,948	1,948	6,694	8,709	214,243

Other Expense:
Interest income net of interest expense	-	-	-	-	(2,322)

Net Loss	$(1,948)	$(1,948)	$(6,694)	$(8,709)	$(216,565)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	3,357,830	3,357,830

See notes to unaudited financial statements

SUNRISE GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (unaudited)

			Inception
	For the nine months ended		(September 27, 2006)
	January 31		through
	2013	2012	January 31, 2013

Cash Flows from Operating Activities:
Net Loss	$(6,694)	$(8,709)	$(216,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	100	-	1,800

Net Cash Flows Used by Operations	(6,594)	(8,709)	(70,831)

Cash Flows from Financing Activities:
Advance from company officer	6,000	375	23,695
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	6,000	375	71,229

Net Increase (Decrease) in Cash	(594)	(8,334)	398

Cash and cash equivalents - Beginning of period	992	9,674	-

Cash and cash equivalents - End of period	$398	$1,340	$398

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through January 31, 2013, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 – ADVANCES FROM OFFICER

The balance due from advances from officer increased by $6,000 during the nine-month period ended January 31, 2013.  Advances are unsecured, bear no interest and are due on demand.

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

The following discussion should be read along with our financial statements as of January 31, 2013, which are included in another section of this document and with our Form 10-K as of April 30, 2012 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Comparison of the three months ended January 31, 2013 and 2012

For the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012, we had a net loss of $1,948 compared to a net loss of $1,948, respectively.

No revenue was generated during the three month period ended January 31, 2013and the comparable period in 2012 because there was no order closed during those periods.

General and administrative expenses were $1,948 during the three month period ended January 31, 2013 as compared to $1,948 for the comparable period in 2012.

Comparison of the nine months ended January 31, 2013 and 2012

For the nine month period ended January 31, 2013 compared to the nine month period ended January 31, 2012, we had a net loss of $6,694 compared to a net loss of $8,709, respectively. This decrease was mainly due to the decrease in professional fees.

No revenue was generated during the nine month period ended January 31, 2013 and the comparable period in 2012 because there was no order closed during those periods.

General and administrative expenses decreased 23.1% to $6,694 during the nine month period ended January 31, 2013 as compared to $8,709 for the comparable period in 2012. This decrease was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of January 31, 2013, Sunrise’s deficit accumulated during the development stage was $216,565.

At January 31, 2013, we had current assets of $947, working capital deficit of $20,782, and had $6,594 of net cash used by operations during the nine months ended January 31, 2013.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of January 31, 2013. The Company's management based its evaluation on criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of January 31, 2013.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

           None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         (a)     Unregistered Sales of Equity Securities.

                 The Registrant did not sell any unregistered securities during the three months ended January 31, 2013.

         (b)     Use of Proceeds.

  The Registrant did not sell any unregistered securities during the three months ended January 31, 2013.

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

SUNRISE GLOBAL, INC.

Date: February 28, 2013	By:	/s/ Shaojun Sun
Shaojun Sun, Director acting as Chief Executive Officer and Chief Financial Officer