Form 10-K
period 2013-04-30
Sunrise Global Inc.
filed 2013-08-12
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53047

Sunrise Global Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20 - 8767728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2530 S. Birch Street, Santa Ana, CA 92797
(Address of principal executive offices)

(714) 545-7777
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐   No ☒

 Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No    ☐

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $1,315,660 based on the average closing bid and ask price for the common stock on October 31, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 12, 2013, there were 3,357,830 shares of common stock, par value $.001, outstanding.

PART I

Item 1.      Description of Business

Organization

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. We are a recycled industrial waste resale company. Our address is 2530 S. Birch Street, Santa Ana, CA and our telephone number is (714) 545-7777.  We do not currently maintain a corporate website.

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

Change of Control

On May 16, 2013, our controlling stockholder, Shaojun Sun, sold 2,300,000 shares of our common stock (the “Control Shares”) held by him to Greenkraft, Inc., a California corporation pursuant to the terms of a stock purchase agreement, as amended by a First Amendment to Stock purchase agreement dated on July 17, 2013 as follows :  (i) the aggregate purchase price for the Control Shares (“Shares Purchase Price”) shall be $78,701; (ii) the aggregate purchase price for all of Shaojun Sun’s right, title and interest in loans made by him to the Corporation is $21,929 (the “Loans Purchase Price”) and (iii) the parties acknowledge that Mr. Sun paid $25,000 as a finder’s fee in connection with this transaction.  The Shares Purchase Price and the Loan Purchase Price are collectively referred to as the Purchase Price for the Control Shares. As a result of this transaction, Mr. Shaojun Sun transferred control of us to Greenkraft, giving Greenkraft approximately 68% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders. The change of control described above did not result in an Item 5.06 change in shell company status

Business Acquisition Opportunities

Business opportunities have been sought by the Company through its officers and directors for a reverse merger with an operating company.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of their business plan, and numerous other factors which are difficult to analyze.

The Company has had no substantial business operations in several years, except limited activities, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Operation of Business After Acquisition

The Company's operations following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

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

Item 1B.    Unresolved Staff Comments

None

Item 2.      Description of Property.

On May 16, 2013, our corporate headquarters we re-located at 2530 S. Birch Street, Santa Ana, CA 92797 and our telephone number is (714) 545-7777. We have a lease for approximately 51,942 square feet of office and warehouse space at a rate of $17,500 per month.  Our lease ends on April 1, 2018.  We do not own any property.

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

The following table sets forth the range of high and low prices of our common stock for each period since May 1, 2011 as reported by the by the either the OTC Bulletin Board or the OTC Electronic Market. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

May 1, 2011 to April 30, 2012	High	Low
First quarter	$0.25	$0.25
Second quarter	N/A	N/A
Third quarter	N/A	N/A
Fourth quarter	2.00	1.25

May 1, 2012 to April 30, 2013	High		Low
First quarter	$	N/A	$	N/A
Second quarter		N/A		N/A
Third quarter		N/A		N/A
Fourth quarter		2.00		2.00

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  As of April 30, 2013, there were approximately 43 holders of record of the Company's Common Stock.

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

Our cash on hand, $450 as of April 30, 2013, is sufficient to cover only a portion of the administrative expenses. We will require additional funding to implement our business plan.

Until such financing is arranged, we will rely on director loans in order to cover our costs of operations. Our sole director, Mr. Sun has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

Results of Operations

Comparison of the Years Ended April 30, 2013 and 2012

We had no revenues in 2013and 2012 because we suspended our operations during the year ended April 30, 2009 due to the crash of the world commodity prices and since then we haven’t restarted our operation yet. We do not anticipate earning any significant revenues from operations until we establish firm business relationships with buyers in China who commit to buy products from us and that we can successfully source those products at lower prices from our suppliers in the United States, of which there is no guarantee.

Cost of goods sold for 2013 and 2012 was $nil because there were no operations during the year ended April 30, 2013 and 2012.

Gross profit for 2013 and 2012 was $nil because there were no operations during the year ended April 30, 2013 and 2012.

For the year ended April 30, 2013 compared to the year ended April 30, 2012, Sunrise had a net loss of $8,642 to $10,657, respectively.

General and administrative expenses was $8,642 during the year ended April 30, 2013 as compared to $10,657 for the comparable period in 2012.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our registered independent public accounting firm has indicated in the audit report for the year ended at April 30, 2013 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of April 30, 2013, Sunrise’s deficit accumulated during the development stage was $218,513.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $37 in capital as of April 30, 2009. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company. During the fiscal year ended April 2011, the chief executive officer of Sunrise has advanced $3,500 to pay retainer of auditing fee for the annual financial statements ended April 2010, and loaned $10,000 to the company. During the fiscal year ended April 2012, the chief executive officer of Sunrise has advanced $375 to pay the annual list payment to Nevada Secretary of State. During the fiscal year ended April 2013, the chief executive officer of Sunrise has advanced $8,000 to pay the auditing fee and transfer agent fee.

At April 30, 2013, Sunrise had current assets of $999 and had $8,542 of net cash used by operations during the year ended April 30, 2013.

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

Our registered independent public accounting firms have indicated in their audit report for the year ended April 30, 2013 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

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

Item 8.      Financial Statements.

The financial statements required by this Item 8 begin with the Index to the Financial Statements on page 13.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).    Controls and Procedures.

Evaluation of disclosure controls and procedures. As of April 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2013.

Item 9B.      Other Information.

None.

 PART III

Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

George Gemayel	63	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary (since May 16, 2013)

Shaojun Sun	38	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary (From September 2006 through May 16, 2013)

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Mr. George Gemayel has served as our Director, Chairman, President, Chief Financial Officer and Secretary since May 16, 2013. Mr. Gemayal has extensive knowledge and experience in the automotive industry and in the fields of automotive emissions and testing. In 2008, Mr. Gemayel founded Greenkraft, Inc., a privately held manufacturer of trucks, engines, and alternative fuel systems that are powered by natural gas and propane fuels, and has been its Chief Executive Officer since that time.

Mr. Shaojun Sun served as our Director, Chairman, President, Chief Financial Officer and Secretary since our inception on September 27, 2006 until May 16, 2013. He has been a director and officer of Sunrise Mining Corporation since October 2005. He received a B.S. degree in computer science and master degree in Business Administration.

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

Item 11.      Executive Compensation.

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended April 30, 2013.

Executive Officer Compensation Table

The named executive officers received the following compensation from the Company during the fiscal year ended April 30, 2013 and April 30, 2012.

Summary Compensation Table
				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
George Gemayel	2013	N/A	N/A	N/A	N/A	N/A	N/A
President, Chief Financial Officer and Secretary	2012	N/A	N/A	N/A	N/A-	N/A	N/A
(since May 16, 2013)
Shaujon Sun	2013	$0	$0	$0	$0	$0	$0
President, Chief Financial Officer and Secretary (From September 2006 through May 16, 2013)	2012	$0	$0	$0	$0	$0	$0

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended April 30, 2013 and 2012.

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

 Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of August 1, 2013, the number and percentage of the 3,357,830 shares of Common Stock, which according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common of Sunrise. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address (1)	Shares Beneficially Owned		Percent Beneficially Owned

5% Stockholders:
Greenkraft, Inc.(2)	2,300,000		68.5%

Shaojun Sun 201 W. Garvey Ave, Suite 102-208 Monterey Park, CA 91754	400,000		11.9%

Officers and Directors:
George Gemayel	300,000	(2)	68.5%
All executive officers and directors as a group (1 person)	2,300,000	(2)	68.5%

(1) Unless otherwise indicated, the address is 2530 S. Birch Street, Santa Ana, CA 92797
(2) George Gemayel is the sole stockholder of Greenkraft, Inc.

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760; telephone number 727-289-0010.

Item 13.      Certain Relationships and Related Transactions.

During the fiscal year ended April 30, 2013, the Company does not have any agreements to enter into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14.      Principal Accounting Fees and Services

The aggregate fees charged by our principal accounting firm, for fees billed for fiscal years ended April 30, 2013, and 2012 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
MaloneBailey, LLP for fiscal year ended:
April 30, 2013	$4,000	$0	$0	$0
April 30, 2012	$8,800	$0	$0	$0
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

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)(1)   Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 13.

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

*           Filed herewith.

Reports on Form 8-K Filed in Fiscal Year 2013

See Current Report on Form 8-K dated May 16, 2013 and filed with the SEC on May 30, 2013

SUNRISE GLOBAL INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sunrise Global Inc.
(A Development Stage Company)
Santa Ana, California

We have audited the accompanying balance sheets of Sunrise Global Inc. (a development stage company) (“Sunrise”) as of April 30,2013 and 2012, and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years ended April 30, 2013 and 2012 and for the period from September 27, 2006 (inception) through April 30, 2013. These financial statements are the responsibility of Sunrise. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended April 30, 2013 and 2012 and for the period from September 27, 2006 (inception) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

August 12, 2013

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2013	April 30, 2012
ASSETS:
Current assets:
Cash	$450	$992
Prepaid Expenses	549	549

TOTAL ASSETS	$999	$1,541

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Account payable	$1,800	$1,700
Advance from company officer	21,929	13,929

TOTAL LIABILITIES	23,729	15,629

Stockholders' Deficit:
Preferred Stock, $.001par value; 100,000,000 shares authorized, No share issued and outstanding at April 30, 2013 and April 30, 2012	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized, 3,357,830 issued and outstanding at April 30, 2013 and April 30, 2012	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(218,513)	(209,871)

Total Stockholders' Deficit	(22,730)	(14,088)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$999	$1,541

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Inception
	For the year ended		(September 27, 2006)
	April 30		through April 30,
	2013	2012	2013

Total Revenue	$-	$-	$14,886

Cost of goods sold	-	-	10,560

Selling, General and Administrative:
Website development costs	$-	$-	$5,000
General and administrative expenses	8,642	10,657	215,517

Loss from operations	8,642	10,657	216,191

Other Expense:
Interest income net of interest (expense)	-	-	(2,322)

Net Loss	$(8,642)	$(10,657)	$(218,513)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	n/a

See the accompany summary of accounting policies and notes to the financial statements.

   SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASHFLOWS

	For the year ended		Inception (September 27, 2006)
	April 30		through
	2013	2012	April 30, 2013

Cash Flows from Operating Activities:
Net Loss	$(8,642)	$(10,657)	$(218,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	100	1,600	1,800
Accrued interest	-	-	-

Net Cash Flows Used by Operations	(8,542)	(9,057)	(72,779)

Cash Flows from Financing Activities:
Advance from company officer - net	8,000	375	25,695
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided by Financing Activities	8,000	375	73,229

Net Increase (Decrease) in Cash	(542)	(8,682)	450

Cash and cash equivalents - Beginning of period	992	9,674	-

Cash and cash equivalents - End of period	$450	$992	$450

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

  See the accompany summary of accounting policies and notes to the financial statements.

   SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM SEPTEMBER 27, 2006 (INCEPTION) THROUGH APRIL 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity

Inception - September 27, 2006	-	$-	$-	$-	$-

Issuance of stock to founder	1,500,000	1,500	8,500	-	10,000
Issuance of stock to consultant for service	50,000	50	4,950	-	5,000
Issuance of stock to investors for cash	413,000	413	40,887	-	41,300
Net loss	-	-	-	(5,702)	(5,702)
Balance - April 30, 2007	1,963,000	1,963	54,337	(5,702)	50,598
Issuance of stock to consultant for service	100,000	100	9,900	-	10,000
Issuance of stock to company officer	1,200,000	1,200	118,800	-	120,000
Issuance of stock to pay accrued interests	94,830	95	9,388	-	9,483
Net loss	-	-	-	(163,465)	(163,465)
Balance - April 30, 2008	3,357,830	3,358	192,425	(169,167.25)	26,616
Net loss	-	-	-	(9,429)	(9,429)
Balance - April 30, 2009	3,357,830	3,358	192,425	(178,596.38)	17,187
Net loss	-	-	-	(9,759)	(9,759)
Balance - April 30, 2010	3,357,830	3,358	192,425	(188,355)	7,428
Net loss	-	-	-	(10,859)	(10,859)
Balance - April 30, 2011	3,357,830	$3,358	$192,425	$(199,214)	$(3,431)
Net loss	-	-	-	(10,657)	(10,657)
Balance - April 30, 2012	3,357,830	$3,358	$192,425	$(209,871)	$(14,088)
Net loss	-	-	-	(8,642)	(8,642)
Balance - April 30, 2013	3,357,830	$3,358	$192,425	$(218,513)	$(22,730)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Sunrise considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2013 and 2012, cash only consisted of monies held in checking accounts and CD accounts.

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

The Company did not grant any stock options during the period from inception (September 27, 2006) through April 30, 2013.

Net Loss Per Share Data

Basic and diluted net loss per common share are presented in conformity with the ASC 260, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding options and warrants until their exercise would be anti-dilutive.  Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended at April 30, 2013 and 2012, Sunrise had no dilutive potential common shares.

Recently issued accounting pronouncements

Sunrise does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Sunrise’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Since its inception, Sunrise has incurred losses and has been dependent on its current cash and cash advanced by its majority owner to fund its operations. As of April 30, 2013, Sunrise has an accumulated deficit. The ability of Sunrise to emerge from the development stage with respect to its planned principal business activity is dependent upon its success in raising additional equity financing and attaining profitable operations. Management plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that Sunrise will be able to complete any of the above objectives. These factors raise substantial doubt regarding Sunrise's ability to continue as a going concern.

NOTE 3 - INCOME TAXES

Sunrise uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception on September 27, 2006 to April 30, 2013, Sunrise incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $74, 000 at April 30, 2013, and expires beginning in 2028.

Deferred tax assets consisted of the following:

	April 30, 2013	April 30, 2012
Deferred tax assets	$25,172	$22,234
Less: valuation allowance	(25,172)	(22,234)
Net deferred tax asset	$-	$-

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

During the fiscal year ended April 2013, the former chief executive officer of Sunrise has advanced in total $8,000 to pay auditing and transfer agent fee. These advances are unsecured, non-interest bearing and have no fixed terms of repayment. At April 30, 2013, a total of $21,929 was due to the chief executive officer of Sunrise.

  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUNRISE GLOBAL INC.

Dated: August 12, 2013	By:	/s/ George Gemayel
George Gemayel, Chief Executive Officer and President

Dated: August 12, 2013	By:	/s/ George Gemayel
George Gemayel, Director