Form 10-Q
period 2013-07-31
Sunrise Global Inc.
filed 2013-09-13
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-53047

SUNRISE GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8767728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2530 S. Birch Street, Santa Ana, CA 92797
(Address of principal executive offices)

Issuer’s telephone number:  (714) 545-7777

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                                                                       Accelerated filer                    ☐
Non-accelerated filer     ☐ (Do not check if a smaller reporting company)                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

As of September 13, 2013, 3,357,830  shares of our common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

The accompanying unaudited financial statements of Sunrise Global Inc. (“Sunrise” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended April 30, 2013, previously filed with the Commission, which are included in the Company's annual report filed on Form 10-K.

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	July 31, 2013	April 30, 2013
		(audited)

ASSETS:
Current assets:
Cash	$-	$450
Prepaid Expenses	549	549

TOTAL ASSETS	$549	$999

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	1,800	1,800
Advance from company officers	26,029	21,929

TOTAL LIABILITIES	$27,829	$23,729

Stockholders' Deficit:
Preferred Stock, $.001par value; 100,000,000 shares authorized,
No share issued and outstanding at July 31, 2013 and April 30, 2013	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,357,830 issued and outstanding at July 31, 2013 and April 30, 2013	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(223,063)	(218,513)

Total Stockholders' Deficit	(27,280)	(22,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$549	$999

See notes to unaudited financial statements

   SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

			Inception
	For the three months ended		(September 27, 2006) through
	July 31, 2013		July 31
	2013	2012	2013

Total Revenue	$-	$-	$14,886

Cost of goods sold	-	-	10,560

Selling, General and Administrative:
Website development costs	$-	$-	$5,000
General and administrative expenses	4,550	4,398	220,067

Loss from operations	4,550	4,398	220,741

Other Expense:
Interest income net of interest expense	-	-	(2,322)

Net Loss	$(4,550)	$(4,398)	$(223,063)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	n/a

See notes to unaudited financial statements

SUNRISE GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (unaudited)

			Inception
	For the three months ended		(September 27, 2006) through
	July 31		July 31
	2013	2012	2013

Cash Flows from Operating Activities:
Net Loss	$(4,550)	$(4,398)	$(223,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	-	250	1,800

Net Cash Flows Used in Operating Activities	(4,550)	(4,148)	(77,329)

Cash Flows from Financing Activities:
Advance from company officer	4,100	4,000	29,795
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided in Financing Activities	4,100	4,000	77,329

Net Increase (Decrease) in Cash	(450)	(148)	0

Cash and cash equivalents - Beginning of period	450	992	-

Cash and cash equivalents - End of period	$(0)	$844	$0

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See notes to unaudited financial statements

SUNRISE GLOBAL INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sunrise Global, Inc. (Sunrise) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise’s audited 2013 annual financial statements and notes thereto contained in Sunrise’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise’s fiscal 2013 financial statements have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through July 31, 2013, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 – ADVANCES FROM OFFICER

The balance due from advances from officers increased by $4,100 during the period.  Advances are unsecured, bear no interest and are due on demand.

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

The following discussion should be read along with our financial statements as of July 31, 2013, which are included in another section of this document and with our Form 10-K as of April 30, 2013 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Change of Control

On May 16, 2013, our controlling stockholder, Shaojun Sun, sold 2,300,000 shares of our common stock (the “Control Shares”) held by him to Greenkraft, Inc., a California corporation pursuant to the terms of a stock purchase agreement, as amended by a First Amendment to Stock purchase agreement dated on July 17, 2013 as follows : (i) the aggregate purchase price for the Control Shares (“Shares Purchase Price”) shall be $78,701; (ii) the aggregate purchase price for all of Shaojun Sun’s right, title and interest in loans made by him to the Corporation is $21,929 (the “Loans Purchase Price”) and (iii) the parties acknowledge that Mr. Sun paid $25,000 as a finder’s fee in connection with this transaction. The Shares Purchase Price and the Loan Purchase Price are collectively referred to as the Purchase Price for the Control Shares. As a result of this transaction, Mr. Shaojun Sun transferred control of us to Greenkraft, giving Greenkraft approximately 68% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders. The change of control described above did not result in an Item 5.06 change in shell company status.

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

Comparison of the three months ended July 31, 2013 and 2012

For the three month period ended July 31, 2013 compared to the three month period ended July 31, 2012, we had a net loss of $4,550 compared to a net loss of $4,398, respectively. This increase was mainly due to the increase in professional fees.

No revenue was generated during the three month period ended July 31, 2013 and the comparable period in 2012 because there was no order closed during those periods.

General and administrative expenses increased 3.5% to $4,550 during the three month period ended July 31, 2013 as compared to $4,398 for the comparable period in 2012. This increase was mainly due to the increase in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of July 31, 2013, Sunrise’s deficit accumulated during the development stage was $223,063.

At July 31, 2013, we had current assets of $549, working capital deficit of $27,280, and had $4,550 of net cash used by operations during the three months ended July 31, 2013.

We have provided for our cash requirements to date through financing provided by our former president, who had contributed $37 in capital as of April 30, 2009. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company. During the fiscal year ended April 2011, the former chief executive officer of Sunrise advanced $3,500 to pay retainer of auditing fee for the annual financial statements ended April 2010, and loaned $10,000 to the company. During the three months ended July 31, 2012, the former chief executive officer of Sunrise advanced $4,000 to pay retainer of auditing fee for the annual financial statements ended April 2012. During the three months ended July 31, 2013, the new chief executive officer of Sunrise had advanced $4,100 to pay for professional fees such as retainer of auditing fee for the annual financial statements ended April 2013 and monthly service fee charged by the stock transfer agent.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. As of July 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2013. The Company's management based its evaluation on criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of July 31, 2013.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of George Gemayel pursuant to Rule 13a-14(a)	Filed herewith.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE GLOBAL, INC.

September 13, 2013	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director
(Principal Executive Officer and Principal Accounting Officer)