Form 10-Q
period 2013-10-31
Sunrise Global Inc.
filed 2013-12-16
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF

For the transition period from              to

Commission file number 000-53047

SUNRISE GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-8767728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2530 S. Birch Street
Santa Ana, California	92707
(Address of principal executive offices)	(Zip code)

(714) 545-7777
(Registrant’s Telephone Number, Including Area Code)

Former fiscal year = April 30; New fiscal year = 12/31
__________________________________________________________
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

Class - Common Stock, 42,557,830 shares outstanding as of December 16, 2013.

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

SUNRISE GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31, 2013	April 30, 2013

ASSETS:
Current assets:
Cash	$-	$450
Prepaid Expenses	549	549

TOTAL ASSETS	$549	$999

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Account payable	1,800	1,800
Advance from company officers	28,796	21,929

TOTAL LIABILITIES	$30,596	$23,729

Stockholders' Deficit:
Common Stock, $.001 par value; 200,000,000 shares authorized,
3,357,830 issued and outstanding at October 31, 2013 and April 30, 2013	3,358	3,358
Additional paid-in capital	192,425	192,425
Deficit accumulated during the development stage	(225,830)	(218,513)

Total Stockholders' Deficit	(30,047)	(22,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$549	$999

See accompanying notes to unaudited financial statements

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

					Inception
	For the three months ended		For the six months ended		(September 27, 2006) through
	October 31		October 31		October 31,
	2013	2012	2013	2012	2013

Total Revenue	$-	$-	$-	$-	$14,886

Cost of goods sold	-	-	-	-	10,560

Selling, General and Administrative:
Website development costs	$-	$-	$-	$-	5,000
General and administrative expenses	2,767	4,746	7,317	9,144	222,834

Loss from operations	2,767	4,746	7,317	9,144	223,508

Other Expense:
Interest income net of interest expense	-	-	-	-	(2,322)

Net Loss	$(2,767)	$(4,746)	$(7,317)	$(9,144)	$(225,830)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

Weighted average share outstanding - basic and diluted	3,357,830	3,357,830	3,357,830	3,357,830	n/a

See accompanying notes to unaudited financial statements

SUNRISE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	For the six months ended		(September 27, 2006)
	October 31		through
	2013	2012	October 31, 2013

Cash Flows from Operating Activities:
Net Loss	$(7,317)	$(4,746)	$(225,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	135,000
Stocks issued for interest expenses	-	-	9,483
Changes in:
Prepaid expenses	-	-	(549)
Accounts payable	-	-	1,800

Net Cash Flows Used in Operating Activities	(7,317)	(4,746)	(80,096)

Cash Flows from Financing Activities:
Advance from company officer	6,867	4,000	32,562
Proceeds from convertible note payable to related party	-	-	300,000
Payment on related party loan	-	-	(303,766)
Proceed from stock for cash	-	-	51,300

Net Cash Flows Provided in Financing Activities	6,867	4,000	80,096

Net Increase (Decrease) in Cash	(450)	(746)	0

Cash and cash equivalents - Beginning of period	450	992	-

Cash and cash equivalents - End of period	$0	$246	$0

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See accompanying notes to unaudited financial statements

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Sunrise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sunrise be unable to continue as a going concern.  Through October 31, 2013, Sunrise has only generated small amount of revenue to date and has accumulated losses since inception.  These conditions raise substantial doubt as to Sunrise’s ability to continue as a going concern.  The continuation of Sunrise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Sunrise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The financial statements do not include any adjustments that might be necessary if Sunrise is unable to continue as a going concern.

NOTE 3 – ADVANCES FROM OFFICER

The balance due from advances from officers increased by $2,767 during the three months ended October 31, 2013 and by $6,867 during the six months ended October 31, 2013 .  Advances are unsecured, bear no interest and are due on demand.

NOTE 4 – SUBSEQUENT EVENTS

On December 5, 2013, Sunrise Global Inc. entered into a Share Exchange Agreement (the “Purchase Agreement”) with the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, on December 6, 2013 (the “Closing Date”), Sunrise Global issued 41,500,000 shares of its common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares to its wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).  As a condition to the closing of the Acquisition, on the Closing Date, 2,300,000 shares of Sunrise Global’s issued and outstanding common stock previously held by Greenkraft were cancelled pursuant to the terms of the Purchase Agreement. As a result of the Acquisition, Sunrise Global experienced a change in control, with the Stockholder acquiring control of Sunrise Global.  Additionally, as a result of the Acquisition, Sunrise Global ceased being a shell company.

On December 12, 2013, Greenkraft, Inc., a Nevada corporation, merged with and into Sunrise Global, Inc, and in connection therewith, the surviving entity changed its name to Greenkraft, Inc. effective December 27, 2013.  Pursuant to the Nevada Revised Statutes, the name change may be effectuated by means of a short-form merger, which may be authorized by Sunrise Global’s board of directors without stockholder approval.

On December 13, 2013, Sunrise Global filed a certificate of change pursuant to Nevada Revised Statutes 78.209 to (i) increase its authorized common stock from 200,000,000 to 400,000,000 shares and to and (ii) effectuate a 2-for-1 forward-split of its common stock.  The Certificate of Change was filed with an effective date of December 27, 2013. Pursuant to the Nevada Revised Statutes, Sunrise Global’s board of directors is authorized to effectuate the forward stock split without stockholder approval.

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

The following discussion should be read along with our financial statements as of October 31, 2013, which are included in another section of this document and with our Form 10-K as of April 30, 2013 that contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

Corporate Overview and History of Sunrise Global

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. Until closing of the Acquisition on December 6, 2013 (as described below), we were a recycled industrial waste resale company. Our address is 2530 S. Birch Street, Santa Ana, CA and our telephone number is (714) 545-7777.

Until the closing of the Acquisition on December 6, 2013, we were a recycled industrial waste resale company with limited operations based in the United States and China. We were formed to sell recycled industrial waste material to customers in China. Our main operations and services include the acquisition of recyclable materials such as scrap metals, plastic, cardboard, and paper sourced from suppliers in the United States and the resale of such material to customers in China.

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

Since our inception until the closing of the Acquisition described below on December 6, 2013, we were been primarily engaged in business planning activities, including researching opportunities for sale of recycled material in China and performing due-diligence regarding potential sources for recycled material acquisition, shipping and potential customers, and raising capital.

Since our company became a public company through the closing date of the Acquisition on December 6, 2013, we had only exported four containers of plastic scraps to buyers in China. Due to the crash in commodity prices in 2009, we suspended our business operations in order to avoid market risks. Since then, we have been trying to restart our business operation; however, we haven’t successfully developed any good business opportunity yet.

Change of Control

On May 16, 2013, our former sole officer, director and controlling stockholder, Shaojun Sun, sold 2,300,000 shares of our common stock (the “Control Shares”) held by him to Greenkraft, Inc., a California corporation pursuant to the terms of a stock purchase agreement, Mr. Shaojun Sun transferred control of us to Greenkraft, giving Greenkraft approximately 68% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders. The change of control described above did not result in an Item 5.06 change in shell company status

Acquisition oF Greenkraft, Inc.

On December 5, 2013, we entered into a Share Exchange Agreement (the “Purchase Agreement”) with the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, on December 6, 2013 (the “Closing Date”), we issued 41,500,000 shares of our common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).

As a condition to the closing of the Acquisition, on the Closing Date, 2,300,000 shares of our issued and outstanding common stock previously held by Greenkraft were cancelled pursuant to the terms of the Purchase Agreement (the “Cancelled Shares”).

Change Resulting from the Acquisition

Following the Acquisition, we now conduct the business of Greenkraft as described below, as our sole business.

Change in Directors Serving on our Board

In connection with the Acquisition, the number of directors serving on our Board of Directors (the “Board”) increased from one director to five (5) directors and Sosi Bardakjian; Evan Ginsburg, Ace Sarafian and Miguel Pulido (all of whom were directors of Greenkraft prior to the Acquisition) were appointed to fill the vacancies and serve on our Board.

Change in Control and Shell Company Status

As a result of the Acquisitions, we experienced a change in control and ceased to be a “shell” company as defined in Rule 12b-2 promulgated under the Exchange Act.

The Business of Greenkraft

Overview

Greenkraft was incorporated under the laws of California on October 31, 2008.  On December 6, 2013, Sunrise Global (through its wholly-owned Acquisition Subsidiary) acquired 100% of our capital stock and as a result, Greenkraft is now a wholly owned subsidiary of Acquisition Subsidiary, Sunrise Global, Inc.’s wholly-owned subsidiary.

Greenkraft is a manufacturer and distributor of automotive products. Greenkraft manufactures commercial forward trucks for vehicle classes 3, 4, 5, 6 and 7 (GVW ranging from 10,001 lbs. to 33,000 lbs.) in alternative fuels. Greenkraft also manufactures and sells alternative fuel systems to convert petroleum based fuels to natural gas and propane fuels.

Greenkraft’s current executive offices are located at 2530 S. Birch Street, Santa Ana, California 92707 and its telephone number is (714) 545-7777.

RESULTS OF OPERATIONS

For the period ended October 31, 2013, we did not engage in any business activities that provide cash flow.  Following consummation of the Acquisition described above, we now conduct the business of Greenkraft as our sole business.

Comparison of the three months ended October  31, 2013 and 2012

For the three month period ended October 31, 2013 compared to the three month period ended October 31, 2012, we had a net loss of $2,767 compared to a net loss of $4,746, respectively. This decrease was mainly due to the decrease in professional fees.

No revenue was generated during the three month period ended October 31, 2013 and the comparable period in 2012 because there was no order closed during those periods.

General and administrative expenses decreased approximately 42% to $2,767 during the three month period ended October 31, 2013 as compared to $4,746 for the comparable period in 2012. This decrease was mainly due to the decrease in professional fees.

Comparison of the six months ended October  31, 2013 and 2012

For the six month period ended October 31, 2013 compared to the six month period ended October 31, 2012, we had a net loss of $7,317 compared to a net loss of $9,144, respectively. This decrease was mainly due to the decrease in professional fees.

No revenue was generated during the six month period ended October 31, 2013 and the comparable period in 2012 because there was no order closed during those periods.

General and administrative expenses decreased approximately 20% to $7,317 during the six month period ended October 31, 2013 as compared to $9,144 for the comparable period in 2012. This decrease was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Since we are a development stage company, Sunrise has been dependent on its majority owner to provide and seek cash resources to fund its operations. As of October 31, 2013, Sunrise’s deficit accumulated during the development stage was $225,830.

At October 31, 2013, we had current assets of $549, working capital deficit of $30,047, and had $7.337 of net cash used by operations during the six months ended October 31, 2013.

We have provided for our cash requirements to date through financing provided by our former president, who had contributed $37 in capital as of April 30, 2009. We also raised $51,300 from a private placement of our securities as of April 30, 2007, and additional $300,000 from another private placement of convertible debt on September 12, 2007. We paid back the principal amount of the convertible debt on February 6, 2008. The President of the Company plans to loan his own money as working capital for the Company. During the fiscal year ended April 2011, the former chief executive officer of Sunrise advanced $3,500 to pay retainer of auditing fee for the annual financial statements ended April 2010, and loaned $10,000 to the company. During the three months ended July 31, 2012, the former chief executive officer of Sunrise advanced $4,000 to pay retainer of auditing fee for the annual financial statements ended April 2012. During the six months ended October 31, 2013, the new chief executive officer of Sunrise had advanced $6,867 to pay for professional fees such as retainer of auditing fee for the annual financial statements ended April 2013 and monthly service fee charged by the stock transfer agent.

Effective December 6, 2013, we acquired Greenkraft, which now operates as our subsidiary.  Since its inception, Greenkraft has financed its operations loans from officer and our facility with Pacific Premier Bank.  Greenkraft expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners.  Mr. George Gemayel, as president and former controlling shareholder of Greenkraft, has provided officer loans to Greenkraft, from time to time, to pay for certain expenses of Greenkraft.

Pacific Premier Credit Facility

On March 13, 2012, Greenkraft entered into a $3.5 million revolving line of credit facility with Pacific Premier Bank, which line of credit is evidenced by a promissory note issued by Greenkraft in favor of Pacific Premier Bank.  The note is subject to a variable interest rate bears interest at the prime rate for corporate loans plus one (1) percent, which equaled 4.25% on the date of issuance.  The facility is secured by Greenkraft’s assets. On July 15, 2013 the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.  As of September 30, 2013, the amount outstanding under this facility was $1,036,024.  Greenkraft is in currently in discussions with Pacific Premier to extend maturity date for this facility.

Future liquidity and Needs

Investment Agreement with Kodiak Capital Group

Greenkraft has entered into an investment with the Kodiak Capital Group, LLC (“Kodiak”) to provide up to $5 million of additional equity capital.  The proceeds from the agreement with Kodiak would primarily be for working capital and general corporate purposes.  However, Kodiak is not required to provide funding until certain conditions are met, including the registration and trading of the Company’s equity securities as defined in those agreements.  There can be no assurance that the Company will meet the conditions under which Kodiak will be required to provide the equity capital of that the capital available under such agreements will be sufficient to allow the Company to funds its ongoing activities.  If the Company is unable to raise the additional equity capital from Kodiak, the Company will need to seek alternative sources of debt or equity capital.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.

Our registered independent public accounting firms have indicated in their audit report for the year ended April 30, 2013 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

We anticipate that our existing cash and cash equivalents will be sufficient to fund operations and expected growth through the next twelve months. However, the Company intends to continue to seek additional financing to fund the Company’s operations.  There can be no assurance that the Company will be successful in raising this additional financing on acceptable terms, if at all

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. As of October 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. The Company's management based its evaluation on criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of October 31, 2013.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Report on Form 8-K dated December 5, 2013 and filed with the SEC on December 10, 2013.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

1.
See Current Report on Form 8-K dated December 5, 2013 and filed with the SEC on December 10, 2013 for a description of that certain Share Exchange Agreement dated December 5, 2013 by and among Sunrise Global Inc., George Gemayel, the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”) and Greenkraft, pursuant to which, on the December 6, 2013, Sunrise Global, issued 41,500,000 shares of its common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).   In connection with the Acquisition, Greenkraft cancelled 2,300,000 shares of Sunrise Global previously held by it.  As a result of the Acquisition, Sunrise Global experienced a change in control, with the Stockholder acquiring control of Sunrise Global.  Additionally, as a result of the Acquisition, Sunrise Global ceased being a shell company.

2.
On December 12, 2013, Greenkraft, Inc., a Nevada corporation, merged with and into Sunrise Global, Inc, and in connection therewith, the surviving entity changed its name to Greenkraft, Inc. effective December 27, 2013.  Pursuant to the Nevada Revised Statutes, the name change may be effectuated by means of a short-form merger, which may be authorized by Sunrise Global’s board of directors without stockholder approval.

3.
On December 13, 2013, Sunrise Global filed a certificate of change pursuant to Nevada Revised Statutes 78.209 to (i) increase its authorized common stock from 200,000,000 to 400,000,000 shares and to and (ii) effectuate a 2-for-1 forward-split of its common stock.  The Certificate of Change was filed with an effective date of December 27, 2013. Pursuant to the Nevada Revised Statutes, Sunrise Global’s board of directors is authorized to effectuate the forward stock split without stockholder approval.

Item 6.	Exhibits

Exhibit Number

2.1	Agreement and Plan of Merger dated December 11, 2013 between Sunrise Global Inc., a Nevada corporation and Greenkraft, Inc., a Nevada corporation.

3.1	Articles of Merger between Sunrise Global Inc. and Greenkraft Inc.(including name change to Greenkraft Inc.) filed with the Nevada Secretary of State on December 12, 2013.

3.2	Certificate of Change related filed with the Nevada Secretary of State on December 13, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE GLOBAL INC.

Dated:	December 16, 2013	By:	/s/ George Gemayel
George Gemayel
President and Chief Executive Officer (Principal Executive Officer)

Dated:	December 16, 2013	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer (Principal Financial Officer)