Form 10-K
period 2013-12-31
GREENKRAFT, INC.
filed 2014-04-03
CIK 1398529

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

GREENKRAFT, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-8767728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2530 S. Birch Street Santa Ana, CA 92707
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (714) 545-7777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2013 was approximately $1,315,660.

As of March 31, 2014, 86,252,718 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

None.

PART I

Greenkraft, Inc., including all its subsidiaries, are collectively referred to herein as “Greenkraft”,  “the Company,” “us,” or “we”.

Item 1.    DESCRIPTION OF BUSINESS

Overview

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. Until closing of the Acquisition of Greenkraft on December 6, 2013 (as described below), we were a recycled industrial waste resale company.  On December 27, 2013, we changed our corporate name to Greenkraft, Inc. from Sunrise Global, Inc., which name change reflects our acquisition of Greenkraft resulting in us now conducting Greenkraft’s business.   Concurrent with the name change, we effectuated a 2-for-1 forward split, also effective December 27, 2013.  All share amounts have been adjusted to give effect to the reverse split.

We are a manufacturer and distributor of automotive products.  We manufacture commercial forward trucks for vehicle classes 3,4, 5, 6, and 7 (GVW ranging from 10,001 lbs. to 33,000 lbs.) in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum based fuels to natural gas and propane fuels.

Our executive offices are located at 2530 S. Birch Street, Santa Ana, CA 92707. Our telephone number is (714) 545-7777 and our Internet address is www.greenkraftinc.com.

Acquisition oF Greenkraft, Inc.

On December 5, 2013, we entered into a Share Exchange Agreement (the “Purchase Agreement”) with the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, on December 6, 2013 (the “Closing Date”), we issued 83,000,000 shares (as adjusted to give effect for the 2-for-1 forward split effectuated on December 27, 2013) of our common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).

Prior to the Acquisition, Greenkraft was the Company’s controlling stockholder, owning approximately 68% of our common stock which it purchased in May 2013.  In addition, George Gemayel, Greenkraft’s sole shareholder, president and director, was appointed as the Company’s president and sole director in connection with their purchase of the controlling interest in May 2013.  The Greenkraft Shares exchanged for the Company shares were valued at $100,000,000 based on internal forecasts and EBITDA projections prepared by the common management of Greenkraft and the Company.  Such internal forecasts and projections have not been independently verified by any financial advisor, are based solely on management beliefs and there can be no assurance that Greenkraft’s actual results will match the internal forecast or projections.  There was no third party independent valuation.  This valuation is not reflected in our financial statements, which are based on historical cost.

As a condition to the closing of the Acquisition, on the Closing Date, 4,600,000 shares (as adjusted to give effect for the 2-for-1 forward split effectuated on December 27, 2013) of our issued and outstanding common stock previously held by Greenkraft were cancelled pursuant to the terms of the Purchase Agreement (the “Cancelled Shares”).

Following the Acquisition, we now conduct operations through our wholly-owned subsidiary, Greenkraft.

Industry Overview

The combination of environmental pressures, regulations, and alternative fuel vehicle initiatives has resulted in the transportation industry offering environmentally friendly, fuel-efficient vehicles. Currently automotive manufacturers are actively engaged in the competitive pursuit of innovative, clean, alternative fuel vehicles – particularly as they strive to meet new emissions rules and contribute to reducing greenhouse gases. These alternative fuel vehicles can provide needed performance, sustained mobility, and immediate emissions reductions in the industry.  Compressed natural gas (CNG) and liquefied petroleum gas (LPG) are abundantly available in the US, and a growing network of fueling stations exists in California. Light- and medium-duty service trucks are utilized by a growing business sector. Developing these vehicles to run on CNG, LPG, and electric will offer a cleaner fuel choice for these business operators without sacrificing availability, safety, or convenience.

Natural gas powers about 112,000 vehicles in the United State and roughly 14.8 million vehicles worldwide.  Natural gas vehicles which can run on compressed natural gas are good choices for high mileage centrally fueled fleets which operate within a limited area.  For vehicles needing to travel long distances, liquifed natural gas is a good choice.  CNG and LNG are considered alternative fuels under the Energy Policy Act of 1992.

Today’s fleets are increasingly interested in medium and heavy duty vehicles that use alternative fuels or advanced technologies that can help reduce operating costs, meet emission requirements and support US energy independence.  Vehicle and engine manufacturers are responding to this interest with a wide range of options across a steadily growing number of vehicle applications.

Our business expects to benefit from the availability of government tax incentives, such as tax credits and grants to encourage the use of natural gas in trucks, buses and other vehicles. On December 31, 2012, the United States Congress passed the American Tax Relief Act of 2012, which extended the Alternative Fuels Excise Tax Credit of U.S.$0.50 per gallon for LNG and U.S.$0.50 per GGE of CNG until December 31, 2013 and also made those credits retroactive to January 1, 2012. In addition, the Alternative Fuel Vehicle Fueling Infrastructure Credit of 30% of the cost of any qualified alternative fuel vehicle refuelling property placed in service during the taxable year, not to exceed U.S.$30,000 in the case of a property of a character subject to an allowance for depreciation, and U.S.$1,000 in any other case, was also extended until December 31, 2013 and made retroactive to January 1, 2012. There was also an extension and modification of the bonus depreciation provision that extends the 50% bonus depreciation through to January 1, 2014.

In the absence of federal legislation, individual states have initiated and passed bills to provide incentives to encourage the use of domestic energy sources such as natural gas. Texas Senate Bills 20 and 385 have been passed and authorize funding for approximately U.S.$16 million for natural gas vehicle rebates, which includes converting heavy-duty fleet vehicles to natural gas, and U.S.$4 million per year for the next two years for the establishment of natural gas stations between the cities of Dallas, San Antonio and Houston. California, through the CEC with funds through Assembly Bill 118, has established the Natural Gas Vehicle Buy-Down Program, a rebate program to incentivize the deployment of natural gas and propane vehicles in all weight classes in California. Funding for this program for 2012 was U.S.$12.7 million. No date for 2013 applications has been announced. California also has programs authorized by Proposition 1B that periodically make funding available to promote the use of cleaner heavy-duty trucks within the state. Pennsylvania through House Bill 1950 authorizes U.S.$20 million over three years in vehicle and transit grants of up to U.S.$20,000 per vehicle. Other states such as Louisiana, Oklahoma, and West Virginia offer state income tax credits for the purchase of alternative fuel vehicles including natural gas.

 Our Principal Products and Services

We currently offer two main products and services at this time:

1.	Commercial forward cabin trucks that run on alternative fuels such as compressed natural gas (CNG) or liquefied propane gas (LPG).

2.	Conversion of existing vehicles to run on alternative fuels such as CNG, or LPG.

Commercial Forward Cab Trucks with Alternative Fuels

We currently offer commercial trucks (Classes 3, 4, 5, 6, 7) with dedicated natural gas fuel system for 6.0 liter Greenkraft/General Motor (GM) engines for 14,000 lbs. and above gross vehicle weight rating (GVWR) trucks and custom chassis manufacturers.    We offer a range of Class 3-7 cab-forward trucks based on chassis from JAC, China’s Anhui Jianghuai Automobile Company. We then installs 6.0-liter GM engines and our CNG fuel systems and adds Quantum Technologies’ tanks in the vehicle.   The CNG fuel systems are assembled by Greenkraft using parts manufactured by various suppliers.  The chassis and cabin are imported from overseas and the powertrain is assembled in the chassis.  Prior to order of the chassis, we provided specific design specifications to JAC to ensure that the chassis comply with US guidelines and specifications.  We have received California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) certification of 2013 and 2014 dedicated-compressed natural gas fuel systems for its 6.0-liter GM engines for 14,000 lbs. and above GVWR trucks.  We complete assembly (through the use of employees provided by CEE, LLC, an entity controlled by our president, George Gemayel) of the trucks and CNG fuel systems at its location in Santa Ana, CA.  We use our strategic partner, CEE, LLC for the testing of its engines prior to applying for the CARB and EPA certifications referred to above.  In addition, We used CEE, LLC and G&K Automotive, another strategic partner, in connection with research and development activities.   See “—Strategic Partners” below.

Customers

We have sold its alternative fuel trucks to Ryder System, Fox Transportation, Otto Environmental Systems, and City of Santa Monica.

●	Ryder System, Inc.—submitted purchase orders for 20 CNG trucks from Greenkraft. Greenkraft began delivery of these trucks in the third quarter of 2013.
●	Fox Transportation—submitted purchase orders for 30 CNG trucks and 40 propane trucks. Greenkraft began delivery of the trucks in third quarter of 2013.
●
Otto Environmental Systems – submitted a purchase order for 4 CNG trucks to be used in waste management industry. Greenkraft expects to deliver these trucks in April 2014 upon receipt of payment from Otto.

●	City of Santa Monica – submitted a purchase order for 3 CNG trucks to be used in their fleet. Greenkraft expects to begin delivery by April 2014.

During fiscal year 2013, two of the Company’s customers collectively accounted for more than 67% of our total gross revenues, with one customer accounting for 40% and another accounting for approximately 26%.  We believe we will reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While we continue to acquire new customers in an effort to grow and reduce our customer concentration risks, management believes these risks will continue for the foreseeable future.

Funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC) and the Mobile Source for Pollution Reduction Review Committee.  The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR.  These funds are paid directly to us and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue.  We have received $1.140 million from the CEC related to the sale of CNG and propane trucks.

In addition, we have dealer relationships with each of (i) Don Kahan Motor, Inc. for sales of CNG vehicles in Missouri and Kansas and parts of Illinois and (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania.  Each of these dealers has placed an order for 25 of our CNG trucks.  We expect to start delivering trucks to these dealers in the second  half of 2014.   We have had discussions with other dealers throughout the United States and intends to enter into formal relationships with these dealers upon completion and assembly of additional truck inventory.  There is no guarantee that we will enter into additional contracts or formal relationships with its current customers and additional dealers.

Convert Vehicles for Alternative Fuels

In addition to our offering of new commercial trucks in alternative fuels, we can convert other existing vehicles (such as vehicles manufactured by Ford or GM that do not currently run on alternative fuels) to allow engines to run on CNG or LPG instead of gas or diesel.   We converted 20 Isuzu trucks to CNG operation for Fox Transportation in 2013. In addition, We have converted vehicles for other dealers including, without limitation, Tom’s Truck Center, Borhner Trucks, Rush Trucks and Rentals, and Thorson Motors.  Prior to 2014, all vehicle conversions were completed with employees provided by CEE, LLC, an entity controlled by our president, George Gemayel.   In 2014, we intend to hire our own employees for vehicle conversions.  Until such employees are hired, we will continue to use personnel provided by CEE LLC.

Suppliers

We have supplier relationships with each of Anhui Jianghuai Automobile Company (JAC Motors), General Motors and Quantum Technologies for supply of the chassis, engine and CNG tanks, respectively.

Anhui Jianghuai Automobile Company (JAC Motors)—Chassis

In October 2012, Greenkraft entered into an agreement with JAC Motors, a Chinese Truck Chassis Manufacturer for the supply of its chassis and cabins.  Greenkraft is entitled to use the JAC brand name for manufacturing and distribution of its trucks.  The Agreement is for a term of 5-years and will automatically be renewed for an additional 5-years if the product targets are met.

Greenkraft has relationships with other chassis suppliers.  In the event that its relationship with JAC Motors was terminated, Greenkraft is confident that it could procure a relationship with an alternative chassis supplier on commercially reasonable terms.

General Motors (GM)—Engines/Power Trains

In October 2011, Greenkraft entered into an agreement with GM under which Greenkraft will have access to GM motors and power trains for insertion into their alternative fuel trucks.  The agreement is for a 3-year term and expires on December 31, 2014.   Greenkraft has relationships with other suppliers of engines and power trains.  In the event that Greenkraft’s agreement with GM is terminated, it is confident that it could execute agreements with other suppliers for its engines on commercially reasonable terms.

Quantum Technologies—CNG tanks and tank assemblies

In December 2012, Greenkraft entered into $2.5 million purchase order and summary of terms with Quantum Fuel Systems, Inc. under which Quantum agreed to supply Greenkraft with 250 Type 4 30 GGE CNG cylinder tanks including assembly.

Greenkraft obtains most components for the alternative fuel trucks from various suppliers as discussed above.  In addition, the fuel systems are put together with different components from various suppliers.  All components are either procured from suppliers or made specifically by suppliers for Greenkraft.  Greenkraft does design certain components and brackets for use in its alternative fuel trucks and conversion systems and then contracts suppliers to make these items based on Greenkraft’s design and specification.

Strategic Partners

We have a strategic relationship with CEE, LLC, an emission laboratory of which George Gemayel is the managing member.  CEE, LLC is recognized by EPA and CARB and has certified vehicles over 30 years. CEE has also provided its employees to Greenkraft for its truck assembly and conversion jobs with the salaries paid for by CEE which is reflected as a capital contribution to Greenkraft by Mr. Gemayel.   Greenkraft does not have a written agreement with CEE LLC governing this relationship.  In 2014, Greenkraft intends to hire its employees directly for truck assembly and intends to hire 10-20 employees in 2014 for truck assembly but will continue to use personnel provided by CEE LLC until such employees are hired.  In addition, Greenkraft will continue to use CEE for testing of its engines to ensure CARB compliance.

We also work with an automotive technical division in the automotive safety compliance industry. G&K Automotive Conversion Inc. (“G&K”).  G&K is a California based company founded in 1982 to modify and certify foreign motor vehicles to meet the stringent vehicle safety and emission standards of the United States. G&K is certified as a Registered Importer (“RI”) by the Department of Transportation (“DOT”) and is certified as an Independent Commercial Importer (“ICI”) by the Environmental Protection Agency (“EPA”). G&K is also recognized by the California Air Resources board (“CARB”) as an approved motor vehicle modifier. G&K is able to provide DOT, EPA, and CARB certification services at a full-service state-of-the-art facility in Santa Ana, California.  Mr. George Gemayel is the president and controlling shareholder of G&K.  We do not have a written agreement with G&K governing this relationship.

Sales Distribution Strategy

As discussed above, we already have distribution agreements in place with each of (i) Don Kahan Motors, Inc. for sales of CNG vehicles in Missouri and Kansas parts of Illinois and (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania.   In the event that our relationship with either of these dealers terminated, we have relationships with other dealers in these geographic areas and believes it could enter into additional agreements on commercially reasonable terms.  We intend to enter into distribution agreements with other dealers for other territories in the United States.  We already had discussions with distributors in New York, New Jersey, California and Oregon for formal distribution relationships, which it intends to formalize upon reaching a critical mass of inventory of its alternative fuel trucks.  We believe partnering with dealers for distribution of its trucks will have certain advantages such as,  experienced trained sales force;  service network, existing customer base and should also serve to reduce marketing costs.

Employees

As of December 31, 2013, we had 2 employees, including our executive officers George Gemayel and Sosi Bardakjian.   Greenkraft intends to hire 10-20 employees in 2014.

Intellectual Property

We believe that intellectual property protection will be important to our ability to successfully compete in the alternative fuel truck industry. We currently own all rights and patents associated with the Invention “LPG Fuel System” described under Application Number 61908022. This invention relates to the conversion of vehicles to run on LPG. We are currently in the process of recording a formal notice of assignment related to this invention with the United States Patent and Trademark Office.

We intend to rely on a combination of trademark, copyright, certifications and trade secret laws and disclosure restrictions to protect our intellectual property rights. We intend to maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

We will enter into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We will aggressively protect our intellectual property rights by relying on federal, state and common law rights, as well as a variety of administrative procedures.  We will pursue the registration of our trademarks, copyrights, and domain names in the U.S. and international jurisdictions.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. Failure to protect our proprietary rights adequately could significantly harm our competitive position and results of operations.

Governmental Programs, Incentives and Regulations

California Energy Commission (CEC)

The California Energy Commission is currently providing buy-downs related to the purchase of alternative fuel trucks to cover the incremental cost of purchasing alternative fuel vehicles.  Greenkraft received $1,140,000 from the CEC of which (i) $400,000 was applied to the buy-down of 20 CNG vehicles of 16,000 lbs.; (ii) $340,000 was applied to the buy down of 17 CNG vehicles of 14,500 lbs. and (iii) $400,000 was applied to the buy down of 40 propane vehicles of 14,500 lbs.   Greenkraft continues to apply for grants and more incentives that are available.

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

We intend to apply for an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA) that could result in an exemption from California state sales and use taxes for sale of our trucks.

Regulatory Credits

In connection with the delivery and placement into service of our alternative fuel vehicles in the United Sates, we may be able to earn various tradable regulatory credits that can be sold to other manufacturers.

Under the Environmental Protection Agency’s (EPA) national greenhouse gas (GHG) emission standards, vehicle manufacturers are required to meet fleet-wide average carbon dioxide emissions standards for cars and trucks at increasingly lower levels annually from 2012 – 2025. Those manufacturers whose fleet wide average fails to meet such standards have a deficit in their emission profile. Those manufacturers whose fleet wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers who can apply such credits to comply with these regulatory requirements. As a manufacturer solely of zero emission vehicles, we earn the full amount of GHG credits established by the standards on each vehicle sold. We have entered into agreements with another automobile manufacturer to sell the credits that we earn.

We may enter into contracts for the sale of credits with several automotive manufacturers, if and when such credits are earned by us.

Regulation—EPA Emissions & Certificate of Conformity

Our products are sold to commercial users.  Our alternative fuel engines are subject to approval for the U.S. EPA as well as state agencies such as the CARB.  We have received Certificates of Conformity from the EPA for our natural gas engines that go into vehicles (in excess of 14,000 lbs.) in both 2012, 2013, and 2014.  In addition the CARB has issued executive orders for 4.8 liter, and 6.0 liter CNG engines in 2012 and 6.0 liter propane engines in 2014 and 6.0 liter and 6.8 liter CNG engines in 2013 and 2014.  For 2014, Greenkraft also applied for 6.0 liter and 6.8 liter GM and Ford Fuel delivery system certifications with EPA and CARB

 Competition

Competition in the automotive industry is intense and evolving. We believe the impact of new regulatory requirements for vehicle emissions, technological advances in powertrain and shifting customer needs and expectations are causing the industry to evolve in the direction alternative fuel vehicles. We believe the primary competitive factors in our markets include but are not limited to:

•	product quality and safety;

•	service options;

•	product performance;

•	product price; and

•	manufacturing efficiency.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

Item 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” to this Form 10-K. In addition, the statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Risks Related to Our Business and Industry

Our long-term success will be dependent upon our ability to design and achieve market acceptance of new alternative fuel commercial trucks.

Our long-term success is dependent on market acceptance of our new alternative fuel commercial trucks. There is no guarantee that our alternative fuel commercial trucks will be successfully accepted by the general public in the long-term.  In addition, as technologies change in the future, we may be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. We have limited experience simultaneously designing, assembling, converting and selling our alternative fuel commercial trucks.

Our future growth is dependent upon consumers’ willingness to adopt alternative fuel commercial trucks.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel alternative fuel commercial trucks. If the market for alternative fuel commercial trucks does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We were formed in 2008 and only recently began delivering our first alternative fuel trucks.  We intend to derive substantial revenues from the sales of future alternative fuel trucks. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

If our commercial trucks fail to perform as expected, or if we suffer product recalls, our ability to develop, market and sell our alternative fuel vehicles could be harmed.

Our commercial trucks may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. While we intend to perform extensive internal testing, there can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers.

Our alternative fuel commercial trucks may not perform consistent with customers’ expectations or consistent with other vehicles currently available. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We have a history of losses.

We incurred net losses of $1,224,731 and $910,556 for the years ended December 31, 2013 and 2012, respectively. We had net income of $181,389 for the three months ended September 30, 2013, but other than this most recent quarter, we had net losses in each quarter since our inception. There can be no assurance that our sales of alternative fuel vehicles will continue to result in the net income we achieved in the fiscal quarter ended September 30, 2013.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles and aftermarket fuel systems, is highly competitive today and we expect it will become even more so in the future.  New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

We expect competition in our industry to intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in a further downward price pressure and adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new cars or services that compete with or surpass the quality, price or performance of our cars or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

During fiscal year 2013, two of the Company’s customers collectively accounted for approximately 67% of our total gross revenues, with one customer accounting for 40% and another accounting for approximately 26%.  The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, should these large customers default in their obligation to pay, our results of operations and cash flows could be adversely affected.

We may need or want to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

The design, manufacture, and sale of alternative fuel vehicles is a capital intensive business. As of December 31, 2013, we had approximately $582,689 in principal sources of liquidity from our cash and cash equivalents.  We anticipate requiring approximately $1 million to fund operations over the next twelve months, including labor, rent and parts for building trucks.

We may need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund and expand our ongoing operations, continue research and development projects. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Additionally, under our credit facility with Pacific Premier, we are required to maintain certain financial ratios, including a global debt coverage ratio and a debt/worth ratio which may require us to obtain a waiver from Pacific Premier Bank in order to incur additional indebtedness in the future.  We may not be able to obtain such waiver from Pacific Premier which may harm our business. Future issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

We are partly dependent on government incentives to facilitate demand for our products and these incentives may not be renewed or may be redirected.

Our business is expected to benefit from the availability of government tax incentives, such as tax credits and grants to encourage the use of natural gas in trucks, buses and other vehicles. On December 31, 2012, the United States Congress passed the American Tax Relief Act of 2012, which extended the Alternative Fuels Excise Tax Credit of U.S.$0.50 per gallon for LNG and U.S.$0.50 per GGE of CNG until December 31, 2013 and also made those credits retroactive to January 1, 2012. In addition, the Alternative Fuel Vehicle Fueling Infrastructure Credit of 30% of the cost of any qualified alternative fuel vehicle refuelling property placed in service during the taxable year, not to exceed U.S.$30,000 in the case of a property of a character subject to an allowance for depreciation, and U.S.$1,000 in any other case, was also extended until December 31, 2013 and made retroactive to January 1, 2012. There was also an extension and modification of the bonus depreciation provision that extends the 50% bonus depreciation through to January 1, 2014.

In the absence of federal legislation, individual states have initiated and passed bills to provide incentives to encourage the use of domestic energy sources such as natural gas. Texas Senate Bills 20 and 385 have been passed and authorize funding for approximately U.S.$16 million for natural gas vehicle rebates, which includes converting heavy-duty fleet vehicles to natural gas, and U.S.$4 million per year for the next two years for the establishment of natural gas stations between the cities of Dallas, San Antonio and Houston. California, through the CEC with funds through Assembly Bill 118, has established the Natural Gas Vehicle Buy-Down Program, a rebate program to incentivize the deployment of natural gas and propane vehicles in all weight classes in California. Funding for this program for 2012 was U.S.$12.7 million. No date for 2013 applications has been announced. California also has programs authorized by Proposition 1B that periodically make funding available to promote the use of cleaner heavy-duty trucks within the state. Pennsylvania through House Bill 1950 authorizes U.S $20 million over three years in vehicle and transit grants of up to U.S.$25,000 per vehicle. Other states such as Louisiana, Oklahoma, and West Virginia offer state income tax credits for the purchase of alternative fuel vehicles including natural gas.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of alternative fuel vehicles, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

We could become subject to product liability claims.

Our business exposes us to potential product liability claims that are inherent to natural gas, LPG and products that use these gases. Natural gas and LPG are flammable gases and are potentially dangerous products. Any accidents involving our products or other natural gas, or LPG could materially impede widespread market acceptance and demand for our engines and fuel systems. In addition, we may be subject to a claim by end-users or others alleging that they have suffered property damage, personal injury or death because our products did not perform adequately. Such a claim could be made whether or not our products perform adequately under the circumstances. From time to time, we may be subject to product liability claims in the ordinary course of business, and we carry a limited amount of product liability insurance for this purpose. However, our current insurance policies may not provide sufficient or any coverage for such claims, and we cannot predict whether we will be able to maintain our insurance coverage on commercially acceptable terms.

Natural gas, LPG, and products that use these gases entail inherent safety and environmental risks that may result in substantial liability to us.

Natural gas and LPG are flammable gases and are potentially dangerous products. Our operations, including our research and development and manufacturing processes, are subject to all of the risks and hazards inherent to natural gas, LPG and products that use these gases, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. Although we believe that our procedures for using, handling, storing and disposing of natural gas, LPG, and other hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from natural gas, LPG, and other hazardous materials and we may incur liability as a result of such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our insurance and other resources, in which event we could incur significant costs that could have a material adverse effect upon its financial condition.

We could become liable for environmental damages resulting from our research, development or manufacturing activities.

The nature of our business and products exposes us to potential claims and liability for environmental damage, personal injury, loss of life, and damage to or destruction of property. Our business is subject to numerous laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect additional and more stringent changes in the future. Our operations may not comply with future laws and regulations, and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits, and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims. In addition, depending on the nature of the claim, our current insurance policies may not provide sufficient or any coverage for such claims.

Fuel price differentials are hard to predict and may be less favorable in the future.

The acceptance of natural gas-fuelled engines by customers depends in part on the price differential between natural gas, diesel and gasoline fuels. Natural gas has generally been, and currently is, less expensive than diesel fuel in many jurisdictions. This price differential is affected by many factors, including changes in the resource base for natural gas compared with crude oil, availability of shale gas, pipeline transportation capacity for natural gas, refining capacity for crude oil, and government excise and fuel tax policies. While this price differential increased in the year ended December 31, 2012, there can be no assurance that natural gas will remain less expensive than diesel and gasoline fuels. This may impact upon potential customers’ decisions to adopt natural gas as an energy solution in the short term.

We are dependent on relationships with our suppliers.

While we have negotiated supply agreements with certain suppliers such as JAC Motors for our chassis, GM for the engines for our commercial trucks and Quantum Technologies for the CNG tanks for our commercial trucks.  Thus, we are dependent on their ability to source materials, manage their capacity, workforce and schedules. For a number of reasons, including but not limited to shortages of parts, labor disruptions, lack of capacity and equipment failure, a supplier may fail to supply materials or components that meet our quality, quantity or cost requirements or to supply any at all. If we are not able to resolve these issues or obtain substitute sources for these materials or components in a timely manner or on terms acceptable to us, our ability to manufacture certain products may be harmed, and we may be subjected to cancellation of orders or penalties for failed or late deliveries, which could have a material adverse effect on our business and financial results. Our products also use steel and other materials that have global demand. The prices and quantities at which those supplies are available fluctuate and may increase significantly. Competitive pressure, however, may not allow us to increase the sales price of our products. Any such increases may therefore negatively affect our margins and financial condition. We mitigate these risks by seeking secondary suppliers, carrying inventory and locking in long-term pricing when possible. There are no guarantees, however, that we will be successful in securing alternative suppliers or that our inventory levels will be sufficient for our production requirements.

Our growth is dependent on natural gas refuelling infrastructure that may not be built and commissioned.

For motor vehicles, natural gas must be carried on board in liquefied or compressed form, and there are few public or private refuelling stations available in most jurisdictions. There can be no assurance of the successful expansion of the availability of natural gas as a vehicle fuel or that companies will develop refuelling stations to meet projected demand. If customers are unable to obtain fuel conveniently and affordably, a mass market for vehicles powered by our technology is unlikely to develop.

Changes in environmental and regulatory policies could hurt the market for our products.

We currently benefit from, and hope to continue to benefit from, certain government environmental policies, mandates and regulations around the world, most significantly in the international automotive market and in the United States. Examples of such regulations include those that provide economic incentives, subsidies, tax credits and other benefits to purchasers of low emission vehicles, restrict the sale of engines that do not meet emission standards, fine the sellers of non-compliant engines, tax the operators of diesel engines and require the use of more expensive ultra-low sulphur diesel fuel. There can be no assurance that these policies, mandates and regulations will be continued. Incumbent industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, may invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for clean vehicle emissions. If these are discontinued or if current requirements are relaxed, this may have a material impact on our competitive position.

If we fail to manage future growth effectively as we rapidly grow our company, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	finding and training new personnel;

•	forecasting production and revenue;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing manufacturing and administrative infrastructure, systems and processes; and

•	addressing new markets.

We intend to continue to hire a significant number of additional personnel. Competition for individuals with experience designing, manufacturing and servicing alternative fuel vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

If we are unable to attract and/or retain key employees and hire qualified management, technical vehicle engineering, and manufacturing personnel, our ability to compete could be harmed and our stock price may decline.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause our stock price to decline. In particular, we are highly dependent on the services of George Gemayel, our Chief Executive Officer and Chairman of our Board of Directors. None of our key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. Our continued success depends upon our continued ability to hire and retain employees. Additionally, we compete with many mature and prosperous companies in Southern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting news ones would have an adverse effect on our performance.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Our alternative fuel vehicles, the sale of trucks in general are subject to substantial regulation under international, federal, state, and local laws. We expect to incur in the future, significant costs in complying with these regulations. For example, the Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the CARB with respect to emissions for our vehicles.

To the extent the laws change, some or all of our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE AMEX. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. In order to comply with such requirements, our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. We have estimated the annual costs for our public filings will approximate $60,000.  Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative affect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We currently rely on our primary executive officer, George Gemayel and his related entities, the loss of any of whom may materially and adversely affect our company.

Currently, we rely on Mr. Gemayel and his related entities for (i) employees for truck assembly and conversion; (ii) loans to purchase inventory and (iii) corporate headquarters at no cost.  The loss of Mr. Gemayel and the provision of services by him, the loss of allocation of personnel from his related companies and allocation of space at no cost could have a substantial negative effect on our company. In the event of the loss of services or  of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not have any employment agreements or maintain key person life insurance policies on any of our officers and directors.

Our principal executive officer is engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

Our principal executive officer, George Gemayel has existing responsibilities and has additional responsibilities to provide management and services to other entities. Mr. Gemayel currently serves as an officer a director for two private companies, CEE, LLC, an emission laboratory and G&K Automotive Conversion, Inc. At both companies, Mr. Gemayel is the primary executive officer. We initially expect Mr. Gemayel to spend approximately 75% of his time on the business of our company. As a result, demands for the time and attention from Mr. Gemayel from our company and other entities may conflict from time to time. Because we rely primarily on Mr. Gemayel to maintain our business contacts and to promote our services, his limited devotion of time and attention to our business may hurt the operation of our business.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. Securities Laws.

Both Mr. Gemayel and Ms. Barkadjian, our principal executive officer and principal financial officer, respectively, lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Neither of our executive officers have ever been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

We may be compelled to undertake product recalls, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition.

We have relied on our primary officer and his related entities to provide loans to finance our operations.

We have become reliant on George Gemayel and his related entities to fund our operations.  As of December 31, 2013, we owed Mr. Gemayel and his related entities $1,916,916.  These loans are undocumented and unsecured.  However, any demand by Greenkraft to repay these loans immediately could have a material adverse effect on our operations.  Further, financial institutions may be reluctant to lend us additional funds due to the high balance of these related party loans.  There is no guarantee that Mr. Gemayel will continue to provide loans as needed in the future, which could have a material effect on our operations.

The line of credit with Pacific Premier Bank contains certain restrictive covenants which could limit management’s discretion to operate the business

In March 2012, our wholly-owned subsidiary, Greenkraft, entered into a $3.5 million revolving line of credit facility with Pacific Premier Bank.  On July 15, 2013 the maturity date was extended to December 10, 2013 and the maximum amount available under this facility was decreased to $2 million.   On December 26, 2013, Greenkraft entered into a loan modification agreement to extend the maturity dates to June 10, 2014.  Our agreements with Pacific Premier Bank require us to maintain certain financial covenants, such as a current ratio in excess of 1.2 to 1 (measured at year end), a global debt coverage ratio in excess of 1.25 to 1 (evaluated at year end), a tangible net worth ratio of not less than $350,000 on an annual basis and a debt to worth ratio not in excess of 3 to 1.  These covenants could restrict our ability to incur additional debt which could restrict our ability to grow our operations.  On October 19, 2013, Pacific Premier advised us that we were not in compliance with the minimum global debt coverage ratio (as our ratio was (0.06) at December 31, 2012) and granted a one-time waiver of this covenant violation on such date. In our December 26, 2013 Loan Modification with Pacific Premier, we acknowledged that we were in breach of (a) our covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) our covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (c) our covenant to a Tangible Net Worth of not less than $350,000 (collectively the Covenant Violations”).  In connection with the December 26, 2013 Loan Modification Agreement, Pacific Premier waived its rights arising out of the Covenant Violations for the reporting periods ending on December 31, 2012 and September 30, 2013.  There can be no assurance that we will be in compliance with the financial covenants in future periods. Our failure to comply with the covenants included in the Pacific Premier loan agreements could result in an event of default, which, at Pacific Premier’s option, could trigger an acceleration of the related debt, which could place a strain on our financial resources and have an adverse effect on our operations.

Our internal controls over financial reporting were not be determined to be effective at December 31, 2013, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. For the period ended December 31, 2013, we identified material weaknesses in our internal control over financial reporting related to our financial reporting system (adjustments were required in order to produce our financial statements) and segregation of duties (we did not segregate certain accounting duties due to the small size of our accounting staff). As such we were be unable to assert that our internal controls are effective. This could result in the loss of investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Risk Factors Related To The Kodiak Capital Group Investment Agreement

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the Kodiak Capital Group Investment Agreement.

The sale of our common stock to Kodiak Capital Group, LLC in accordance with the Investment Agreement may have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to Kodiak Capital Group, LLC in order to exercise a put under the Investment Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the Offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the Kodiak Investment Agreement may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the Kodiak Investment Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Investment Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue) the information set out below indicates the potential dilutive effect to our shareholders, based on different potential future stock prices, if the full amount of the Investment Agreement is realized.

Dilution  based upon common stock put to Kodiak Capital Group and the stock price discounted to Kodiak Capital Group’s purchase price of 83% of the volume weighted average price (VWAP) during the pricing period.  The example below illustrates dilution based upon a $1.75 market price/$1.45 purchase price and other increased/decreased prices (without regard to Kodiak’s 4.99% ownership limit):

$5,000,000 Put

Stock Price(Kodiak Purchase Price)	Shares Issued	Percentage of Outstanding Shares (1)
$2.19 ($1.82) +25%	2,753,873	3.09%
$1.75 ($1.45)	3,442,340	3.84%
$1.31 ($1.09) -25%	4,589,788	5.05%
$0.88 ($0.73) -50%	6,884,682	7.39%
$0.44 ($0.36) -75%	13,769,363	13.77%

(1)	Based on 86,252,718 shares outstanding as of March 31, 2014.

Kodiak Capital Group, LLC will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the Kodiak Investment Agreement will be purchased at a seventeen (17%) discount or 83% of the lowest daily VWAP during the five trading days immediately following our notice to Kodiak Capital Group, LLC of our election to exercise our "put" right.

Kodiak Capital Group, LLC has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Kodiak Capital Group, LLC sells our shares, the price of our common stock may decrease. If our stock price decreases, Kodiak may have a further incentive to sell such shares. Accordingly, the discounted sales price in the Investment Agreements may cause the price of our common stock to decline.

Kodiak Capital Group, LLC has entered into similar agreements with other public companies and may not have sufficient capital to meet our put notices.

Kodiak Capital Group, LLC has entered into similar investment agreements with other public companies, and some of those companies have filed registration statements with the intent of registering shares to be sold to Kodiak pursuant to investment agreement. We do not know if management at any of the companies who have or will have effective registration statements intend to raise funds now or in the future, what the size or frequency of each put request would be, if floors will be used to restrict the amount of shares sold, or if the investment agreement will ultimately be cancelled or expire before the entire amount of shares are put to Kodiak. Since we do not have any control over the requests of these other companies, if Kodiak Capital Group, LLC receives significant requests, it may not have the financial ability to meet our requests. If so, the amount of available funds may be significantly less than we anticipate.

Risks Related to the Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2013, our executive officers and directors beneficially owned, in the aggregate, approximately 97% of our outstanding shares of common stock. In particular, George Gemayel, our Chief Executive Officer, beneficially owned approximately 97% of our outstanding shares of common stock as of December 31, 2013 (after giving effect to the Acquisition). As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interests and similar matters.

We have not yet adopted any corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. In the future, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock is traded on the OTC Bulletin Board/OTC Marketplace, and therefore the trading volume is more limited and sporadic than if our common stock were traded on a national stock exchange such as The Nasdaq Stock Market or the NYSE Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	quarterly variations in our operating results;

•	large purchases or sales of our common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

“Penny stock” regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions (including the issuer of the securities having net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). As a result, our common stock could be subject to these rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market.  The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.”  Consequently, although the “penny stock” rules do not currently apply to our securities, if these rules do become applicable in the future, this may restrict the ability of broker-dealers to sell our securities.

Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price.

The trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price, if any. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Cautionary Statement Concerning Forward-Looking Information

This annual report and the documents to which we refer you and incorporate into this annual report by reference contain forward-looking statements.  In addition, from time to time, we, or our representatives, may make forward-looking statements orally or in writing.  These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” “seek” or “continue” or the negative of these or similar terms.  In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading “Risk Factors.”  These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.

We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our corporate headquarters are located at 2530 S. Birch Street, Santa Ana, CA 92707 and our telephone number is (714) 545-7777.   The property where our corporate offices are located is owned by First Standard Real Estate LLC, an entity which is controlled by our President George Gemayel.  We do not have a lease with First Standard Real Estate, LLC.  However, an amount equal to $400 per month has been accounted for as an additional capital contribution by Mr. Gemayel.  We have a lease for approximately 51,942 square feet of office and warehouse space at a rate of $17,500 per month with First Warner Properties, LLC, an entity controlled by our President George Gemayel.  Our lease ends on April 1, 2018.  We do not own any property.

Item 3.    LEGAL PROCEEDINGS

As of the date of this report, we do not have any material litigation and are not aware of any threats of material consequence.

Item 4.    MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.   MARKET FOR COMMON EQUITY

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

 The following table sets forth the range of high and low prices of our common stock for each period since January 1, 2012 as reported by the by the either the OTC Bulletin Board or the OTC Electronic Market. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. On December 27, 2013, we changed our corporate name to “Greenkraft Inc.” and as a result our symbol changed to “GKIT” All share prices have been adjusted to reflect our 2-1 forward stock split effectuated on December 27, 2013.

January 1, 2012 to December 31, 2013	High	Low
First quarter	$1.00	$1.00
Second quarter	0.625	0.625
Third quarter	N/A	N/A
Fourth quarter	N/A	N/A

January 1, 2013 to December 31, 2013	High		Low
First quarter	$	N/A	$	N/A
Second quarter		1.00		1.00
Third quarter		1.77		1.50
Fourth quarter		1.70		1.70

January 1, 2014 to Present	High	Low
First quarter	$3.00	$1.75

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  As of March 31, 2014, there were approximately 57record holders of record of the Company's Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  We did not have any equity compensation plans as of the year ended December 31, 2013.

Recent Sales of Unregistered Securities

On February 12, 2014, we issued 147,058 shares of common stock to Kodiak Capital Group, LLC as a commitment fee under an investment agreement.  The issuance was exempt under Section 4(2) and/or Rule 506 of the Securities Act of 1933, as amended.  The shares were issued to accredited investors and such stockholder had a substantial preexisting relationship with the officers of Greenkraft.  The shares of common stock were issued as restricted securities and all certificates issued contained a legend stating the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act.

From February 14, 2014 through March 31, 2014, we issued 990,000 shares our common stock at a purchase price of $0.50 per share to 5 accredited investors and 7 non-accredited investors for an amount of $495,000. These shares are subject to an 18-month lock-up. These issuances were exempt under Rule 505 and/or Rule 506 of the Securities Act of 1933, as amended, based on the following: (a) all of the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) all of the investors had a substantial preexisting relationship with the our officers; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, development risks for new products and services, commercialization delays and customer acceptance risks when introducing new products and services, fluctuations in market demand, pricing for raw materials as well as general conditions of the energy and oilfield marketplace.

Corporate Overview And History

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. Until closing of the Acquisition of Greenkraft on December 6, 2013 (as described below), we were a recycled industrial waste resale company.  On December 27, 2013, we changed our corporate name to Greenkraft, Inc. from Sunrise Global, Inc., which name change reflects our aquisition of Greenkraft resulting in us now conducting Greenkraft’s business.   Concurrent with the name change, we effectuated a 2-for-1 forward split, also effective December 27, 2013.  All share amounts have been adjusted to give effect to the 2-for-1 forward split.

We are a manufacturer and distributor of automotive products.  We manufacture commercial forward trucks for vehicle classes 3,4, 5 and 6 (GVW ranging from 10,001 lbs. to 26,000 lbs.) in alternative fuels.  We also manufactures and sells alternative fuel systems to convert petroleum based fuels to natural gas and propane fuels.

Our address is 2530 S. Birch Street, Santa Ana, CA and our telephone number is (714) 545-7777.

Acquisition of Greenkraft, Inc.

On December 5, 2013, we entered into a Share Exchange Agreement (the “Purchase Agreement”) with the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, on December 6, 2013 (the “Closing Date”), we issued 83,000,000 shares (as adjusted to give effect for the 2-for-1 forward split effectuated on December 27, 2013) of our common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).

Prior to the Acquisition, Greenkraft was the Company’s controlling stockholder, owning approximately 68% of our common stock which it purchased in May 2013.  In addition, George Gemayel, Greenkraft’s sole shareholder, president and director, was appointed as the Company’s president and sole director in connection with their purchase of the controlling interest in May 2013.  The Greenkraft Shares exchanged for the Company shares were valued at $100,000,000 based on internal forecasts and EBITDA projections prepared by the common management of Greenkraft and the Company.  Such internal forecasts and projections have not been independently verified by any financial advisor, are solely based on management beliefs and there can be no assurance that Greenkraft’s actual results will match the internal forecasts or projections.  There was no third party independent valuation.

As a condition to the closing of the Acquisition, on the Closing Date, 4,600,000 shares (as adjusted to give effect for the 2-for-1 forward split effectuated on December 27, 2013) of our issued and outstanding common stock previously held by Greenkraft were cancelled pursuant to the terms of the Purchase Agreement (the “Cancelled Shares”).

Following the Acquisition, we now conduct the business of Greenkraft, as our sole business.

The Acquisition was accounted for as a reverse acquisition with Greenkraft being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Report, the financial statements of Greenkraft have been adopted as the historical financial statements of the Company known as a change in reporting entity.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 30, 2013 and 2012

Revenues.   Our revenues increased to $2,182,363 in the year ended December 31, 2013 from $236,011 in comparable period in 2012.  The primary reason attributable for the increase is in third quarter of 2013 we commenced sales of its alternative fuel trucks.  Our sales in the comparable 2012 period were for vehicle conversions only. Out of the total sales in 2013, $109,611 is from a related party, and there is no such sales in 2012.

Cost of Revenue.   Our cost of revenue increased to $1,415,951 in the year  ended December 31, 2013 from $140,838 in the comparable period in 2012.  The primary reason for the increase is attributable to increased costs associated with manufacturing our trucks for sale as compared to our costs associated with vehicle conversions.

Research and Development.  Our research and development expenses decreased to $86,926 in the year ended December 31, 2013 from $322,938 in the comparable period in 2012.  These expenses relate to our research and development activities in connection with developing our alternative fuel trucks.

Selling, general and administrative.  Our selling, general and administrative expenses increased to $1,846,298 in the year ended December 31, 2013 from $662,437 in the comparable period in 2012.  Our primary selling, general and administrative expenses in the year ended 2013 consisted of $489,529 in parts expenses related to production of our trucks (non-inventory), $158,700 in property lease costs, $6,551 in commercial insurance costs and $225,000 in vehicle testing expenses.

Interest expense.  Our interest expense increased to $58,066 in the year ended December 31, 2013 from $24,037 in the comparable period in 2012.  Our interest expense in the 2013 period was primarily related to interests expenses associated with advances under our line of credit facility.

Interest Income.  Our interest income decreased to $147 from $3,682 in the comparable period in 2012.  Our interest income consists of amounts accrued in our savings accounts.  The primary reason for the decrease in the 2013 period is due to the reduced amount of cash in our savings accounts as such amounts were used existing funds to purchase inventory.

Liquidity And Capital Resources

Since inception, we have financed its operations loans from officer and our facility with Pacific Premier Bank.  We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners.  Mr. George Gemayel, our president and controlling shareholder, has provided officer loans to us, from time to time, to pay for certain of our expenses.  As of December 31, 2013, Greenkraft owed a total of $1,916,916 to Mr. Gemayel and his related entities. All of these amounts are undocumented, unsecured, due on demand and do not bear interest.  During 2013, Greenkraft repaid Mr. Gemayel $93,034 for prior advances.  We have used net proceeds from the its officer loans and financing facility for purchase of inventory and for general corporate purposes, which has been funding working capital needs.  We do not have any written or oral agreement from Mr. Gemayel to provide such funding in the future and as such we have no assurance that Mr. Gemayel will continue to fund our operations.

We had cash of $582,869 and a working capital deficit of $2,109,409 as of December 31, 2013 as compared to cash of $832,430 and a working capital deficit of $1,198,123 as of December 31, 2012.  We have operated over the past 2 years with negative working capital, which is now a known trend for our operations.  We have been able to operate with a working capital deficit as the major contributing factor to such deficit is our related party loans to our president, Mr. George Gemayel.  To date, Mr. Gemayel has not demanded repayment.  It is typical for companies in our stage to operate with negative working capital and often requires 8-10 years before a company in the alternative fuel and trucking industry shows positive working capital.

Net cash used in operating activities for the year ended December 31, 2013 was $1,062,560, primarily from the net loss of $1,224,731 and increases in inventory of $1,842,596 and decrease in accrued liabilities of $346,892 which amounts were partially offset by non-cash expenses of $280,238 of contributed payroll, $1,200 of contributed rent, $225,000 of contributed research and development and $72,000 of contributed officer salary, $7,150 in deferred financing cost, $6,358 in depreciation expense, $786,817 for deposits on inventory as well as an increase of $559,446 in accounts payable. This compares to $1,258,656 of net cash used in operating activities for the year ended December 31, 2012 primarily from our net loss of $910,557 and increases of $1,294,145 in inventory and deposits and $7,150 in other assets which amounts were partially offset by non-cash expenses of $121,324 in contributed payroll, $2,400 in contributed rent, $234,973 in contributed research and development and $52,000 in contributed officer salary as well as increases of $96,499 in accounts payable and $11,000 in deferred income and a decrease of $435,000 in accrued liabilities.

Our net cash flow used in investing activities was $243,874 for the year ended December 31, 2013 resulting from $150,000 in cash paid in relation to the reverse merger and $93,874 for cash paid for equipment.  We did not have any cash used in or provided by investing activities for the year ended December 31, 2013.

Our net cash provided by financing activities for the year ended December 31, 2013 was $1,056,873 consisting of $1,165,000 in borrowings under our line of credit which amount was offset by $15,093 in capital distributions to our president and $93,034 in repayments on related party debt.  Our net cash provided by financing activities was $682,715 in the year ended December 31, 2012 consisting of $21,024 in borrowings under our line of credit and $680,800 provided by related party debt, which amounts were offset by $19,109 in distributions to our president.

The net decrease in cash for the year ended December 31, 2013 was $249,561 as compared to a net decrease in cash of $575,941 for the year ended December 31, 2012.

Pacific Premier Credit Facility

On March 13, 2012, Greenkraft entered into a $3.5 million revolving line of credit facility with Pacific Premier Bank, which line of credit is evidenced by a promissory note issued by Greenkraft in favor of Pacific Premier Bank. The note is subject to a variable interest rate bears interest at the prime rate for corporate loans plus one (1) percent, which equaled 4.25% on the date of issuance. The facility is secured by our assets. On July 15, 2013 the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.  As of December 31, 2013, the amount outstanding under this facility was $1,605,558.   On December 26, 2013, Greenkraft and Pacific Premier Bank entered into a loan medication agreement extending the maturity date to June 10, 2014.  In connection with this loan modification, Greenkraft, Inc., a Nevada corporation (f/k/a Sunrise Global) provided a commercial guaranty in favor of Pacific Premier Bank. The table sets forth the covenants, we are required to maintain under our agreement with Pacific Premier and our compliance with such covenants at December 31, 2012

	Required	Actual at 12/31/2012
Minimum Global Debt Coverage Ratio	1.25	-0.06
Current Ratio	1.2	1.18
Tangible Net Worth	$350,000	$233,590
Debt/Worth Ratio	3	5.57

In our December 26, 2013 Loan Modification with Pacific Premier, we acknowledged that we were in breach of (a) our covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) our covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (c) our covenant to a Tangible Net Worth of not less than $350,000 (collectively the Covenant Violations”).  In connection with the December 26, 2013 Loan Modification Agreement, Pacific Premier waived its rights arising out of the Covenant Violations for the reporting periods ending on December 31, 2012 and September 30, 2013.  There can be no assurance that we will be in compliance with the financial covenants in future periods. Our failure to comply with the covenants included in the Pacific Premier loan agreements could result in an event of default, which, at Pacific Premier’s option, could trigger an acceleration of the related debt, which could place a strain on our financial resources and have an adverse effect on our operations.

Common Stock Financing

From February 14, 2014 through March 31, 2014, we issued 990,000 shares our common stock at a purchase price of $0.50 per share to 5 accredited investors and 7 non-accredited investors for a total amount of $495,000. We have also received a deposit of $350,000 to be applied to the purchase of 700,000 shares our common stock. These shares have not been issued. These shares are subject to an 18-month lock-up. The proceeds were used for working capital and general corporate purposes. These issuances were exempt under Rule 505 and/or Rule 506 of the Securities Act of 1933, as amended, based on the following: (a) all of the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) all of the investors had a substantial preexisting relationship with the officers of Greenkraft; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Future Liquidity And Needs

Investment Agreement with Kodiak Capital Group

On February 11, 2014, we entered into an investment with the Kodiak Capital Group, LLC (“Kodiak”) to provide up to $5 million of additional equity capital.  The proceeds from the agreement with Kodiak would primarily be for working capital and general corporate purposes.  However, Kodiak is not required to provide funding until certain conditions are met, including the registration and trading of the Company’s equity securities as defined in those agreements.  There can be no assurance that the Company will meet the conditions under which Kodiak will be required to provide the equity capital of that the capital available under such agreements will be sufficient to allow the Company to funds its ongoing activities.  If the Company is unable to raise the additional equity capital from Kodiak, the Company will need to seek alternative sources of debt or equity capital.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. Our wholly-owned subsidiary Greenkraft entered into an investment with the Kodiak Capital Group, LLC (“Kodiak”) on January 17, 2013 to provide up to $5 million of additional equity capital.  Concurrent with Greenkraft’s parent company entering into an Investment Agreement with Kodiak Capital on February 11, 2014, Greenkraft terminated its Investment Agreement with Kodiak on February 11, 2014.

We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will be sufficient to fund operations and expected growth through at least the next twelve months. We anticipate requiring approximately $1 million to fund operations over the next twelve months, including labor, rent and parts for building trucks.  As such, our monthly burn rate approximately $83,000 per month.  At December 31, 2013, we had approximately $582,869 in cash.  Assuming we did not receive any additional capital from operations or otherwise, we would run out of cash in 6-7 months.  We do expect to receive cash from operations as we are currently working on previously placed orders for our alternative fuel trucks.  We expect to recognize approximately $4 million in revenues for truck sales in 2014 based on currently placed orders.  However, the Company intends to continue to seek additional financing to fund the growth of the Company’s operations.  There can be no assurance that the Company will be successful in raising this additional financing on acceptable terms, if at all.  Failure of the Company to receive additional funds via its agreement with Kodiak Capital, its facility with Pacific Premier Bank or otherwise would inhibit its ability to take on additional orders for supplying new alternative fuel trucks to customers.

Off Balance Sheet Arrangements

None.

Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped or delivered to the customer.  Cash payments received prior to delivery of products are deferred until the products are delivered.

Business Combination—The business combination between Greenkraft Inc. (f/k/a Sunrise Global, Inc.) and Geenkraft, Inc., a California corporation is being accounted for as a reverse merger and has been treated as a recapitalization of the registrant (Greenkraft (Nevada)) with Greenkraft (California) being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Report, the financial statements of Greenkraft (California) have been adopted as the historical financial statements of the registrant known as a change in reporting entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 83,000,000 shares issued to the shareholder of Greenkraft (California) in conjunction with the shares exchange transaction have been presented as outstanding for all periods.

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less.

Inventories – Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting.   Inventories consist of raw materials purchased for the purpose of expected truck engine conversions.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2013 and 2012, $86,926 and $322,938, respectively, were expensed as research and development costs.

Income taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A  QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.    FINANCIAL STATEMENTS

Greenkraft Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenkraft, Inc.
Santa Ana, California

We have audited the accompanying balance sheets of Greenkraft, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the related results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 3, 2014

Greenkraft, Inc.
Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$582,869	$832,430
Inventories	2,216,136	373,540
Deposits on inventory	218,862	1,005,679
Total current assets	3,017,867	2,211,649

Property, plant and equipment, net	87,516	-
Other assets	-	7,150
Total assets	$3,105,383	$2,218,799
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$394,400	$137,843
Accounts payable - related party	302,889	-
Accrued liabilities	59,108	406,000
Deferred income	848,405	584,955
Line of credit	1,605,558	271,024
Related party debt	1,916,916	2,009,950
Total current liabilities	5,127,276	3,409,772
Equity:
Stockholders’ deficit
Common stock, $0.001 par value, 400,000,000 shares authorized, 85,115,660 and 83,000,000 shares issued and outstanding, respectively	85,116	83,000
Additional paid-in capital	1,049,667	657,972
Accumulated Deficit	(3,156,676)	(1,931,945)
Total stockholders’ deficit	(2,021,893)	(1,190,973)
Total liabilities and stockholders' deficit	$3,105,383	$2,218,799

The accompanying notes are an intergral part of these financial statements.

Greenkraft, Inc.
Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2013	2012
Revenue	$2,072,752	$236,011
Revenue - related party	109,611	-
Total revenue	2,182,363	236,011

Cost and operating expenses
Cost of revenue	1,415,951	140,838
Research and development	86,926	322,938
Selling, general and administrative	1,846,298	662,437
Total operation expenses	3,349,175	1,126,213
Operating loss	(1,166,812)	(890,202)

Other income (expenses)
Interest expense	(58,066)	(24,037)
Interest income	147	3,682
Net loss	$(1,224,731)	$(910,557)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	83,144,908	83,000,000

The accompanying notes are an intergral part of these financial statements.

Greenkraft, Inc.
Statement of Stockholders' Deficit
Years Ended December 31, 2012 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2011	83,000,000	$83,000	$516,384	$(1,021,388)	$(422,004)

Contributed payroll	-	-	121,324	-	121,324

Contributed officer salary	-	-	52,000	-	52,000

Contributed research and development	-	-	234,973	-	234,973

Contributed rent	-	-	2,400	-	2,400

Distribution to owner			(269,109)		(269,109)

Net loss	-	-	-	(910,557)	(910,557)

Balances, December 31, 2012	83,000,000	83,000	657,972	(1,931,945)	(1,190,973)

Reserve merger adjustment	2,115,660	2,116	(2,116)	-	-

Contributed payroll	-	-	280,238	-	280,238

Contributed officer salary	-	-	72,000	-	72,000

Contributed operation expense	-	-	225,000	-	225,000

Contributed rent	-	-	1,200	-	1,200

Distributions to owner	-	-	(184,627)	-	(184,627)

Net Loss	-	-	-	(1,224,731)	(1,224,731)

Balances, December 31, 2013	85,115,660	$85,116	$1,049,667	$(3,156,676)	$(2,021,893)

The accompanying notes are an intergral part of these financial statements.

Greenkraft, Inc.
Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,224,731)	$(910,557)
Adjustments to net loss to reconcile net loss to net cash used in operating activities:
Contributed payroll	280,238	121,324
Contributed rent	1,200	2,400
Contributed testing expense	225,000	234,973
Contributed officer salary	72,000	52,000
Amortization of deferred financing cost	7,150	-
Depreciation expense	6,358	-
Impairment expense	150,000	-
Changes in operating assets and liabilities:
Inventory	(1,842,596)	(328,466)
Deposits on inventory	786,817	(965,679)
Other assets	-	(7,150)
Accounts payable	256,557	96,499
Accounts payable - related party	302,889	-
Accrued liabilities	(346,892)	435,000
Deferred income	263,450	11,000
Net cash used in operating activities	(1,062,560)	(1,258,656)

Cash flows from investing activities:
Cash paid for acquisition of Sunrise Global, Inc.	(150,000)	-
Purchase of fixed assets	(93,874)	-
Net cash used in investing activities	(243,874)	-

Cash flows from financing activities:
Borrowings under lines of credit	1,165,000	21,024
Capital distribution	(15,093)	-
Borrowing on related party debt	-	680,800
Repayment of related party debt	(93,034)
Distributions to owner	-	(19,109)
Net cash provided by financing activities	1,056,873	682,715
Net change in cash	(249,561)	(575,941)
Cash at beginning of period	832,430	1,408,371
Cash at end of period	$582,869	$832,430

Supplemental cash flow information:
Cash paid for interest	$38,673	$24,037
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Reverse merger adjustment	$2,116	$-
Distribution of bank line of credit proceeds to owner	$169,534	$250,000

The accompanying notes are an intergral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS:

NOTE 1—ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.  Greenkraft, Inc. is a manufacturer and distributor of automotive products.  We manufacture commercial forward trucks for vehicles weighing from 10,001 lbs. to 33,000 lbs.) in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum-based fuels to natural gas and propane fuels.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less. The Company has no cash equivalents as of December 31, 2013.

Inventories – Inventories are primarily raw materials. Inventories are valued at the lower of, cost as determined on a first-in-first-out (FIFO) basis, or market.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipments held by the Company. Depreciation expense of $6,358 is recognized for the year ended December 31, 2013.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2013 and 2012, $86,926, and $322,938 respectively, were expensed as research and development costs.

Long Lived Assets - In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. $150,000 and $0 impairment losses were recognized for the years ended December 31, 2013 and 2012, respectively.

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered.

Income taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – RELATED PARTY TRANSACTIONS

First Standard Real Estate LLC is the owner of 2530 S. Birch Street, Santa Ana, California 92707 where Greenkraft uses office space. Our CEO is an owner of First Standard Real Estate. During 2013 and 2012, Greenkraft recognized $1,200 and $2,400 of contributed rent expense related to this space. From January 2013 to March 2013, Greenkraft paid $15,000 for warehouse space to store parts before it moved into the leased space.  As of December 31, 2013, no amount is owed to First Standard Real Estate LLC.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our CEO is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from April 1, 2013 to April 1, 2018, with a monthly rate of $17,500. The Company has the option to renew the lease for one extended term of 5 years. The total rent expense for 2013 was $157,500. As of December 31, 2013, $17,500 is owed to First Warner for December 2013 rent.

The Defiance Company LLC is owned by our CEO. As of December 31, 2013, accounts payable of $285,389 is owed to Defiance and $109,611 of related party revenue was recognized during 2013.

CEE LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft. Our CEO is an owner of CEE, LLC. During 2013 and 2012, Greenkraft recognized $225,000 and $234,973, respectively, of contributed operation expenses related to the engine certifications and $280,238 and $121,324, respectively of contributed payroll expense related to the shared employees. Additionally, CEE, LLC borrowed $169,534 and $250,000 from Greenkraft’s bank line of credit during 2013 and 2012, respectively, and Greenkraft paid off operational expense on CEE’s behalf of $15,093 and $19,109 for 2013 and 2012, repsectively.

As of December 31, 2013 and 2012 Greenkraft has notes payable for a total of $1,916,916 and $2,009,950 owed to our owner and his related entities.  During 2013 and 2012, the Company repaid $93,034 and borrow $680,800 from the related party, respectively. All amounts are due on demand, unsecured and do not bear interest.

Our CEO does not charge us a salary and therefore we have recognized $72,000 and $52,000 for 2013 and 2012, respectively of contributed salary expense.

NOTE 3 – ACQUISITION OF SUNRISE GLOBAL, INC.

In May 2013, Greenkraft, Inc. purchased a majority share of Sunrise Global, Inc. for $150,000 in a private transaction.  Sunrise Global, Inc. was a publicly-traded company with nominal assets, liabilities and  operations.  As a result, the entire purchase price was allocated to goodwill and immediately impaired due to Sunrise Global, Inc. having no operations or expected future cash flows.

On December 6, 2013, Sunrise Global Inc. (“Parent”) entered into a Share Exchange Agreement with the sole stockholder of Greenkraft, Inc., a California corporation, pursuant to which Parent issued 83,000,000 common shares to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares to the Company’s wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation.  As a condition to the closing of the Acquisition, on the Closing Date, 4,600,000 shares of Parent’s issued and outstanding common stock previously held by Greenkraft were cancelled. As a result of the Acquisition, Parent experienced a change in control, with the Stockholder acquiring control of Parent.  Additionally, Sunrise Global ceased being a shell company.

On December 12, 2013, the Acquisition Subsidiary merged with and into Parent and in connection therewith, the surviving entity changed its name to Greenkraft, Inc. effective December 27, 2013.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Sunrise Global Inc., with Greenkraft Inc. as the accounting acquirer.  The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 83,000,000 shares issued to the shareholder of Greenkraft inc. sole stockholder in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented.

NOTE 4 - INCOME TAXES

Greenkraft uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2013, we incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,742,000 at December 31, 2013, and will expire beginning in the years 2031.

At December 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Deferred tax assets	592,429	309,916
Less: Valuation allowance	(592,429)	(309,916)

Net deferred assets	-	-

NOTE 5 – MAJOR CUSTOMERS

In 2013, the main revenues were from truck sales. In 2013, revenues were from two different customers for Greenkraft trucks who accounted for 67% of the revenues, one at 40% and one at 26%.  The remaining revenues were from several vehicle dealers for conversions of Isuzu and Ford trucks at a percentage of 33%.

NOTE 6 – LINE OF CREDIT

In March 2012, Greenkraft entered into an agreement with Pacific Premier Bank for $3,500,000 line of credit. On July 15, 2013, the maximum amount available under this facility was decreased to $2,000,000.  The line of credit is due on June 6, 2014, and bears interest at prime rate plus 1%. The line of credit is secured by certain real property owned by the majority shareholder and inventory.

During 2013 and 2012, $169,534 and $250,000 were borrowed under this line of credit by CEE, LLC, a related entity. See note 3.

During 2013 and 2012, $1,165,000 and $21,024 were borrowed under the line of credit.

As of December 31, 2013 and 2012, the line of credit has balances of $1,605,558 and $271,024, respectively.

NOTE 7 – SUBSEQUENT EVENTS

During the first three months of fiscal 2014, the Company issued 990,000 shares at $0.50 for a total amount of $495,000.   In addition, the Company has received cash deposits of an additional $350,000 to be applied to the purchase of 700,000 shares of common stock.  Such shares have not been issued.

On February 11, 2014, the Company entered into an investment with the Kodiak Capital Group, LLC to provide up to $5 million of additional equity capital. 147,058 shares were issued to the investor as a commitment fee.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms due to the material weaknesses identified below.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of December 31, 2013:

•
Financial Reporting Systems: We did not have a robust financial consolidation system throughout the period and as a result, adjustments were required in order to produce financial statements for external reporting purposes.

•
Segregation of Duties: A complete accounting system is needed to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not segregate certain accounting duties due to the small size of its accounting staff.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

REMEDIATION OF MATERIAL WEAKNESS

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company is not an “accelerated filer” for the fiscal year ended December 31, 2013 because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals serve as our directors and executive officers. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office.  Unless otherwise indicated below, all officers and directors were elected or appointed on December 6, 2013.

NAME	AGE	POSITION
Executive Officers and Directors:

George Gemayel (1)	63	Chairman, President and Secretary
Sosi Bardakjian	35	Chief Financial Officer and Director
Evan Ginsburg	71	Director
Assadour (Ace) Sarafian	56	Director
Miguel Pulido	57	Director

(1)	Mr. Gemayel was appointed as an officer and director on May 16, 2013.

Biographical Information

George Gemayel, President, Secretary and Chairman of the Board of Directors.  Mr. Gemayel was appointed as President, Secretary and Chairman of our Board of Director on May 16, 2013.   Mr. Gemayal has extensive knowledge and experience in the automotive industry and in the fields of automotive emissions and testing. In 2008, Mr. Gemayel founded Greenkraft, Inc., a privately held manufacturer of trucks, engines, and alternative fuel systems that are powered by natural gas and propane fuels, and has been its Chief Executive Officer since that time. Since 1982, Mr. Gemayel has also been the President and sole director and shareholder of G & K Automotive, Inc., a California corporation that modifies and certifies foreign motor vehicles   Since 2000, Mr. Gemayel has been a member of CEE, LLC, a California limited liability company and full service vehicle and engine testing facility.

Sosi Bardakjian, Chief Financial Officer and Director. Ms. Bardakjian was appointed as our Chief Financial Officer and as a director in connection with the consummation of the Acquisition.  Ms. Bardakjian has been Chief Financial Officer of Greenkraft since its formation in October 2008.

Evan Ginsburg, Director.  Mr. Ginsburg was appointed as a Director in connection with the consummation of the Acquisition.   Mr. Ginsburg is an attorney, licensed to practice and in good standing in the State of California.  Since 1998,  Mr. Ginsburg has been the name partner in the Evan L. Ginsburg Law Offices.  Mr. Ginsburg received his undergraduate degree from Western Michigan University and his law degree from Western State University.

Assadour (Ace) Sarafian, Director.  Mr. Sarafian was appointed as a Director in connection with the consummation of the Acquisition. Since 1990, Mr. Sarafian has owned and operated Media Imports, Inc., a wholesale jewelry company.

Miguel Pulido, Director.  Mr. Pulido was appointed as a Director in connection with the consummation of he Acquisition.   Mr. Pulido currently serves as the Mayor of Santa Ana, a position he has occupied since 1994.  Prior to his election as  Mayor of Santa Ana, Mr. Pulido served on the Santa Ana City Council from 1986 to 1984. Mr. Pulido also currently serves on the Governing Board of the South Coast Air Quality Management District (AQMD), which is responsible for air pollution control and clean air standards to protect public health.  Mr. Pulido also serves as the Chair of the Energy Committee within the U.S. Conference of Mayors, a national organization dedicated to advocating public policy initiatives and funding programs to benefit cities. He is also a board member of the Fullerton Community Bank, Great Park Corporation, Pacific Symphony, Discovery Science Center, the UCI Foundation, and the Bowers Museum President’s Advisory Council.

Director Independence and Qualifications

Our Board of Directors has determined that Messrs. Ginsburg, Sarafian and Pulido are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” below.

We considered Mr. Gemayel’s prior experience in the automotive industry, including his positions with G & K Automotive, Inc., a California corporation that modifies and certifies foreign motor vehicles and CEE, LLC, a California limited liability company and full service vehicle and engine testing facility in concluding that he was qualified to serve as one of our directors. Regarding Ms. Bardakjian, we considered her experience in financial and accounting experience as important factors in concluding that she was qualified to serve as one of our directors..  Regarding Mr. Ginsburg, we considered his legal experience as an important factor in concluding that he was qualified to serve on our board of directors.  Regarding Mr. Sarafian, we considered his experience in owning and operating a successful business for over 30 years as important factors in concluding that he was qualified to serve on our board of directors.  Regarding Mr. Pulido, we considered his experience on the Energy Committee as well as the contacts and experience as Mayor of Santa Ana as important factors in concluding that he was qualified to serve as one of our directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated or

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

Family Relationships

Sosi Bardakjian, our Chief Executive Officer is the niece of our President and controlling stockholder, George Gemayel.  There are no other family relationships among the individuals comprising our board of directors, management and other key personnel.

Board Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert." Additionally, the Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

Code of Ethics

We have not formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees.

Item 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

None of the Company’s officers or directors received any compensation for services as officers or directors of the Company during the three (3) most recently completed fiscal years.  Greenkraft’s President, George Gemayel does not charge Greenraft a salary and therefore Greenkraft has recognized contributed salary expense of $72,000 and $52,000 for the years ended December 31, 2013 and 2012, respectively.

Outstanding Equity Awards at Fiscal-Year End

There were no outstanding equity awards at the end of our last fiscal year.

Outstanding Equity Awards at Fiscal-Year End

There were no outstanding equity awards at the end of our last fiscal year.

Potential Payments upon Termination

None.

Employment Agreements

We do not currently have any employment agreements with any of our executive officers

 Indemnity Agreements

The Company intends to enter into standard and customary indemnity agreements with each of our officers and directors obligating us to indemnify them from and against liability arising out of their service as an officer and/or director of our Company to the fullest extent permitted by applicable law.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our common stock as of March 31, 2014 by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. Except as otherwise listed below, the address of each person is 2530 S. Birch Street, Santa Ana, CA 92707.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class(1) (2)

George Gemayel	Common Stock	83,000,000	96.2

Sosi Bardakjian	Common Stock	0	*

Evan Ginsburg	Common Stock	0	*

Assadour (Ace) Sarafian	Common Stock	0	*

Miguel Pulido	Common Stock	0	*

All directors and executive officers as a group (5 persons):	Common Stock	83,000,000	96.2%

*Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are exercisable or convertible at or within 60 days of March 31, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 86,252,718 shares of common stock issued and outstanding as of March 31, 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2013, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except as follows:  Mr. Ginsburg failed to timely file a Form 3 upon becoming a director.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Greenkraft, Inc.

On December 5, 2013, the Company entered into a Share Exchange Agreement (the “Purchase Agreement”) with the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, the Company issued 83,000,000 shares (the “Company Shares”) of our common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his 100,000,000 Greenkraft shares (the “Greenkraft Shares”) to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).

Prior to the Acquisition, Greenkraft was the Company’s controlling stockholder, owning approximately 68% of our common stock which it purchased in May 2013.  In addition, George Gemayel, Greenkraft’s sole shareholder, president and director, was appointed as the Company’s president and sole director in connection with their purchase of the controlling interest in May 2013.  The Greenkraft Shares exchanged for the Company shares were valued at $100,000,000 based on internal forecasts and EBITDA projections prepared by the common management of Greenkraft and the Company.  There was no third party independent valuation.

As a condition to the closing of the Acquisition, (i) 4,600,000 shares of the Company’s issued and outstanding common stock previously held by Greenkraft were cancelled pursuant to the terms of the Purchase Agreement (the “Cancelled Shares”); (ii) the Company agreed to appoint the other Greenkraft directors Sosi Bardakjian, Evan Ginsburg, Assadour (Ace) Sarafian and Miguel Pulido as our directors and (iii) Greenkraft was required to deliver audited financial statements from an independent audit firm registered with the PCAOB.   In addition, Mr. Gemayel resigned as the Company’s CFO and Sosi Bardakjian was appointed to replace him on the closing of the Acquisition.

Indemnity Agreements

The Company intends to enter into Indemnity Agreements with each person who became one of the Company’s directors or officers in connection with the consummation of the Acquisitions, pursuant to which, among other things, the Company will indemnify such directors and officers to the fullest extent permitted by applicable law, and provide for advancement of legal expenses under certain circumstances.

Other Agreements

Property Arrangements

Our corporate headquarters are located at 2530 S. Birch Street, Santa Ana, CA 92707 is owned by First Standard Real Estate LLC, an entity which is controlled by our President George Gemayel.  We do not have a lease with First Standard Real Estate, LLC and such space is provided on a rent-free basis.  We record contributed rent of $1,200 and $2,400 related to this space for the years ended December 31, 2013 and 2012, respectively.  The lease for 51,942 square feet of office and warehouse space at a rate of $17,500 per month with First Warner Properties, LLC, an entity controlled by our President George Gemayel.

Employee Arrangements with C.E.E., LLC (CEE)

CEE is full service vehicle and engine testing facility located in Santa Ana, California.  George Gemayel, president and controlling shareholder of Greenkraft is a member and president of CEE.   CEE performed testing for Greenkraft for engine certifications and CEE has provided its employees to Greenkraft for all engine conversion and truck assembly/manufacturing jobs.  All payments to CEE employees have been made directly by CEE and has been accounted for to Greenkraft as an additional capital contribution by Mr. Gemayel.  For the year ended December 31, 2013, we recognized $225,000 of contributed research and development expense related to the engine certifications and $280,238 of contributed payroll expense related to shared employees.

Inventory Purchase

The Defiance Company LLC, an entity controlled by our President George Gemayel paid $700,800 to Anhui JiangHuai Automobile Co. on behalf of Greenkraft related to Greenkraft’s first 60 truck inventory chassis. These amounts are unsecured, due on demand and do not bear interest.   As of December, 2013, we owed Defiance $285,389 for amounts previously paid by Defiance on behalf of Greenkraft.  These amounts are included in the aggregate “Loans from Officer” discussed below.

During 2011, First Industrial Properties, LLC, an entity controlled by our President George Gemayel, loaned us $1,000,000 to pay for inventory.  The amount is due on demand, unsecured and does not bear interest. These amounts are included in the aggregate “Loans from Officer” discussed below.

Loans from Officer

Mr. George Gemayel, our president and controlling shareholder has provided officer loans to Greenkraft, from time to time, to pay for certain expenses of Greenkraft.  As of December 31, 2013, we owed a total of $1,916,916 to Mr. Gemayel and his related entities. All of these amounts are undocumented, unsecured, due on demand and do not bear interest.  During 2013, we repaid Mr. Gemayel $93,034 for prior advances.  In addition, Mr. Gemayel does not charge Greenkraft a salary and therefore Greenkraft has recognized contributed salary expense of $72,000 for the year ended December 31, 2013 and $52,000 for the year ended December 31, 2012.

Pacific Premier Credit Facility

In March 2012, our wholly-owned subsidiary Greenkraft entered into an agreement with Pacific Premier Bank for a $3,500,000 line of credit.  This facility was secured by guarantees from our President, George Gemayel, a trust controlled by our President and CEE, LLC and First Standard Real Estate, LLC, entities controlled by our President.  During the years ended 2013 and 2012, $169,534 and $250,000 was drawn upon the line of credit with Pacific Premier Bank and distributed to CEE, LLC, an entity controlled by our President.  This was treated as a distribution to our President and majority stockholder.

We believe that the foregoing transactions were in our best interests. It is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Director Independence

Our Board of Directors has determined that Messrs. Ginsburg, Sarafian and Pulido are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

MaloneBailey, LLP billed us $20,000 in fees for our 2013 annual audit, $22,000 in fees for our 2012 annual audit, $0 in fees for the review of our quarterly financial statements in 2013 and $0 in fees for the review of our quarterly financial statements in 2012.   MaloneBailey LLP also billed us $8,500 in each of 2013 and 2012 related to the audits and reviews of quarterly financial statements for Sunrise Global, Inc. prior to consummation of the reverse merger with Greenkraft.

Audit-Related Fees

We did not pay any fees to MaloneBailey, LLP for assurance and related services that are not reported under Audit Fees above in 2013 or 2012.

Tax Fees

We did not pay MaloneBailey, LLP any fees for our 2013 or 2012 federal and state tax returns.

All Other Fees

None.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our audit committee pre-approves all services to be provided by MaloneBailey, LLP and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by MaloneBailey, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved.  The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year.  The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. EXHIBITS.

Exhibit No.	Description

2.1	Securities Purchase Agreement dated as of December 5, 2013 by and among Sunrise Global, Inc., Greenkraft, Inc. and the shareholders of Greenkraft, Inc. (1)

3.1	Articles of Incorporation of Greenkraft, Inc. (f/k/a Sunrise Global, Inc.), a Nevada corporation (2)

3.2	Articles of Incorporation of Greenkraft, Inc., a California corporation (1)

3.3	Bylaws of Greenkraft, Inc.(f/k/a Sunrise Global, Inc.), a Nevada corporation (2)

3.4	Bylaws of Greenkraft, Inc., a California corporation (1)

3.5	Articles of Merger dated December 11, 2013 between Sunrise Global, Inc., a Nevada corporation and Greenkraft,Inc., a Nevada corporation. (3)

3.6	Certificate of Change dated December 13, 2013 filed with the Nevada Secretary of State (3)

4.1	Promissory Note dated March 13, 2012 in the amount of up to $3,500,000 issued by Greenkraft, Inc. in favor of Pacific Premier Bank.(1)

10.1	Investment Agreement dated February 6, 2014 between Greenkraft, Inc. a Nevada corporation and Kodiak Capital LLC. (5)

10.2	Registration Rights Agreement dated February 6, 2014 between Greenkraft Inc., a Nevada corporation and Kodiak Capital LLC.(5)

10.3	Business Loan Agreement dated March 13,2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)

10.4	Commercial Security Agreement dated March 31, 2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)

10.5	Commercial Lease Agreement dated April 1, 2013 between First Warner Properties and Greenkraft, Inc. (1)

10.6	Loan Modification Agreement dated July 15, 2013 between Greenkraft, Inc. and Pacific Premier Bank.(4)

10.7	Loan Modification Agreement dated December 26, 2013 between Greenkraft, Inc. and Pacific Premier Bank (4)

10.8	Commercial Guaranty dated December 26, 2013 by Greenkraft, Inc., a Nevada corporation in favor of Pacific Premier Bank (4)

21.1	Subsidiaries (6)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (6)

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (6)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.(6)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Schema Linkbase Document (6)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Labels Linkbase Document (6)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2013 (File No. 000-53047) and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 11, 2007 (File No. 333-142836) and incorporated herein by reference.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 16, 2013 (File No. 000-53047) and incorporated herein by reference.
(4)	Filed as an exhibit to our Amendment No. 1 to Current Report on Form 8-K filed with the SEC on January 29, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2014 and incorporated herein by reference.
(6)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENKRAFT, INC.

By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ George Gemayel	President, Chief Executive Officer and director	April 3, 2014
George Gemayel	(Principal Executive Officer)

/s/ Sosi Bardakjian	Chief Financial Officer and director	April 3, 2014
Sosi Bardakjian	(Principal Financial and Accounting Officer)

/s/ Assadour Sarafian	Director	April 3, 2014
Assadour Sarafian