Form 10-Q
period 2014-03-31
GREENKRAFT, INC.
filed 2014-05-19
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-53047

GREENKRAFT, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8767728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2530 S. Birch Street Santa Ana, CA 92707 (Address of principal executive offices)
Issuer’s telephone number:  (714) 545-777

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

As of May 15, 2014, 88,662,718 shares of our common stock were outstanding.

GREENKRAFT, INC.

FORM 10-Q

March 31, 2014

ITEM 1 –FINANCIAL INFORMATION

Greenkraft, Inc.
Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,886,798	$582,869
Inventories	1,739,451	2,216,136
Deposits on inventory	218,862	218,862

Total current assets	5,845,111	3,017,867

Property, plant and equipment, net	87,516	87,516

Total assets	$5,932,627	$3,105,383
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$333,046	394,400
Accounts payable - related party	302,889	302,889
Accrued liabilities	86,548	59,108
Deferred income	1,822,405	848,405
Line of credit	1,905,558	1,605,558
Related party debt	1,906,916	1,916,916
Other current liabilities	605,000	-
Total current liabilities	6,962,362	5,127,276
Equity:
Stockholders’ equity:
Common stock, 400,000,000 shares authorized, 86,852,718 and 85,115,660 shares issued and outstanding, respectively	86,853	85,116
Additional paid-in capital	2,001,459	1,049,667
Accumulated Deficit	(3,118,047)	(3,156,676)
Total stockholders’ deficit	(1,029,735)	(2,021,893)
Total liabilities and stockholders' deficit	$5,932,627	3,105,383

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.
Statements of Operations

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Revenue	$1,282,461	$85,980

Costs and operating expenses:
Cost of revenue	856,597	40,445
Research and development	1,034	38,655
Selling, general and administrative	352,477	478,933
Total costs and operating expenses	1,210,108	558,033
Operating income (loss)	72,353	(472,053)
Interest expense	(33,726)	(9,035)
Interest income	2	134
Net Income (Loss)	$38,629	(480,954)

Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.01)

Basic and Diluted Weighted Average
Common Shares Outstanding	85,576,091	83,000,000

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.
Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net Income (loss)	38,629	$(480,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Contributed payroll	85,000	49,062
Stock based compensation-commitment fee under investment agreement	73,529	-
Contributed testing expense	-	225,000
Changes in operating assets and liabilities:
Inventory	476,685	(1,036,024)
Prepaid expenses and other current assets	-	322,838
Accounts payable	(61,354)	(135,423)
Accrued expenses	27,440	3,000
Deferred income	974,000	360,000

Cash provided by (used in) operating activties	1,613,929	(692,501)

Cash flows from investing activities:
Cash paid for acquisition of Sunrise Global, Inc.	-	(50,000)
Cash paid for purchase of fixed assets	-	(77,447)

Cash used in investing activities	-	(127,447)

Cash flows from financing activities:
Proceeds from sale of stock	795,000	-
Deposits received for stock purchases	605,000	-
Borrowings under lines of credit	300,000	700,000
Repayment of related party debt	(10,000)	(68,034)
Net cash provided by financing activities	1,690,000	631,966
Net change in cash	3,303,929	(187,982)
Cash at beginning of period	582,869	832,430
Cash at end of period	$3,886,798	644,448

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,214	$2,155

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.
Notes to Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Greenkraft, Inc. a Nevada corporation (“we”, “our,”, “Greenkraft” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our President and controlling stockholder.   As of March 31, 2014 accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2013.

As of March 31, 2014, Greenkraft has notes payable for a total of $1,906,916 to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.  During the three months ended March 31, 2014, the Company repaid $10,000 under these related party notes.

CEE, LLC performed testing for  Greenkraft for engine certifications and also shared employees with Greenkraft. Our President is an owner of CEE, LLC. During the three months ended March 31, 2014, and 2013, Greenkraft recognized $0 and $225,000, respectively, of contributed testing expenses related to the engine certifications and $85,000, and $49,062, respectively, of contributed payroll expense related to the shared employees.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our President is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from April 1, 2013 to April 1, 2018, with a monthly rent of $17,500. The total rent expense for the three months ended March 31, 2014, and 2013 was $52,500, and $0, respectively. As of March 31, 2014, and December 31, 2013, $17,500, and $17,500, respectively, was owed to First Warner.

NOTE 3 – LINE OF CREDIT

In March 2012, Greenkraft entered into an agreement with Pacific Premier Bank for a $3,500,000 line of credit.  The line of credit was due on April 10, 2013 and bears interest at the prime rate plus 1%.  The line of credit is secured by certain real property owned by the majority shareholder and inventory. On July 15, 2013, the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.  On December 26, 2013, Greenkraft and Pacific Premier entered into a loan modification agreement extending the maturity date to June 10, 2014.

During the three months ended March 31, 2014, the Company made draws of $300,000 under the line of credit.  As of March 31, 2014, the total amount outstanding is $1,905,558.

NOTE 4  -  CONTINGENT EQUITY LINE OF CREDIT

On February 11, 2014, the Company entered into an Investment Agreement with Kodiak Capital LLC.  The agreement provides the Company with financing whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $5.0 million (put shares) during a defined period of time.  The Company the right to deliver from time to time a put notice to Kodiak stating the dollar amount of put shares the Company intends to sell to Kodiak with the price per share based on the following formula: eighty three percent (83%) of the lowest volume-weighted average price of the Company’s common stock during the period beginning on the date of the put notice and ending five (5) days thereafter.

Under the Investment Agreement, the Company may not deliver the put notice until after the resale of the put shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, during the period beginning on the trading day immediately following the effectiveness of the registration statement and ending eighteen months after effectiveness of the registration statement covering the securities registered the resale of the put shares, the Company may deliver the put notice or Notices to Kodiak.  On each put notice submitted to the Investor by the Company, the Company shall have the option to specify a suspension price for that Put. In the event the common stock price falls below the suspension price, the Put shall be temporarily suspended. The Put shall resume at such time as the common stock trading price is above the suspension price, provided the dates for the pricing period for that particular Put are still valid. In the event the pricing period has been completed, any shares above the suspension price due to Kodiak shall be sold to Kodiak by the Company at the suspension price. The suspension price for a Put may not be changed by the Company once submitted to Kodiak. In addition, the Company cannot submit a new put notice until the closing of the previous put notice, and in no event shall Kodiak be entitled to purchase that number of put shares which when added to the sum of the number already beneficially owned by Kodiak would exceed 4.99% of the number of shares outstanding on the applicable closing date.

The Investment Agreement also provides that the Company shall not be entitled to deliver a put notice and Kodiak shall not be obligated to purchase any put shares unless each of the following conditions are satisfied: (i) a registration statement has been declared effective and remains effective for the resale of the put shares until the closing with respect to the subject put notice; (ii) at all times during the period beginning on the date of the put notice and ending on the date of the related closing, the Company’s common stock has been listed on the Principal Market as defined in the Investment Agreement (which includes, among others, the Over-the-Counter Bulletin Board and the OTC Market Group’s OTC Link quotation system) and shall not have been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; (iii) the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; (iv) no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the put shares; and (v) the issuance of the put shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

The Investment Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $5.0 million of the Company’s common stock, (ii) on the date which is eighteen months following the Effective Date, or (iii) upon written notice from the Company to Kodiak.  Similarly, the Investment Agreement, may, at the option of the non-breaching party, terminate if Kodiak or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

In connection with the Investment Agreement, on February 12, 2014, we issued Kodiak 147,058 shares of our common stock as a commitment fee.  The Company estimated the fair value of the common stock issued to be $73,529

NOTE 5 – COMMON STOCK

During the three months ended March 31, 2014, the Company sold 1,590,000 shares of its common stock at a purchase price of $0.50 per share for gross proceeds of $795,000.

During the three months ended March 31, 2014, the Company received $605,000 in deposits to be applied to the purchase of 1,210,000 shares of common stock pending successful completion of the subscription process

NOTE 6 - SUBSEQUENT EVENTS

Since April 1, 2014, the Company has sold 1,810,000 shares of common stock at a price of $0.50 per share for gross proceeds of $905,000, of which $555,000 in proceeds had been received as deposits for the purchase of common stock in the three months ended March 31, 2014.

Since April 1, 2014, the Company received $25,000 in deposits to be applied to the purchase of 50,000 shares of common stock pending successful completion of the subscription process.  As of May 20, 2014, the aggregate amount of funds on deposit to be applied to the purchase of common stock is $75,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Corporate Overview And History

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. Until closing of the Acquisition of Greenkraft, Inc. on December 6, 2013 (as described below), we were a recycled industrial waste resale company.  On December 27, 2013, we changed our corporate name to Greenkraft, Inc. from Sunrise Global, Inc., which name change reflects our acquisition of Greenkraft resulting in us now conducting Greenkraft’s business.   Concurrent with the name change, we effectuated a 2-for-1 forward split, also effective December 27, 2013.  All share amounts have been adjusted to give effect to the 2-for-1 forward split.

We are a manufacturer and distributor of automotive products.  We manufacture commercial forward trucks for vehicle classes 3,4, 5, and 6 (GVW ranging from 10,001 lbs. to 26,000 lbs.) in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum based vehicles to run on natural gas and propane fuels.

Our address is 2530 S. Birch Street, Santa Ana, CA and our telephone number is (714) 545-7777.

Acquisition of Greenkraft, Inc.

On December 5, 2013, we entered into a Share Exchange Agreement (the “Purchase Agreement”) with George Gemaeyl the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, on December 6, 2013 (the “Closing Date”), we issued 83,000,000 shares (as adjusted to give effect for the 2-for-1 forward split effectuated on December 27, 2013) of our common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares (the “Greenkraft Shares”) to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).

Prior to the Acquisition, Greenkraft was our controlling stockholder, owning approximately 68% of our common stock which it purchased in May 2013.  In addition, George Gemayel, Greenkraft’s sole shareholder, president and director, was appointed as our president and sole director in connection with their purchase of the controlling interest in May 2013.  The Greenkraft Shares exchanged for the Company shares were valued at $100,000,000 based on internal forecasts and EBITDA projections prepared by the common management of Greenkraft and the Company.  Such internal forecasts and projections have not been independently verified by any financial advisor, are solely based on management beliefs and there can be no assurance that Greenkraft’s actual results will match the internal forecasts or projections.  There was no third party independent valuation.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues.   Our revenues increased to $1,282,461 in the three months ended March 31, 2014 from $85,980 in comparable period in 2013.  The primary reason attributable for the increase is attributable to the continued sale of our alternative fuel trucks.  Sales commenced in the third quarter of 2013 and continued in the first quarter of 2014.  Our sales in the comparable 2013 period were for vehicle conversions only.

Cost of Revenue.   Our cost of revenue increased to $856,957 in the three months ended March 31, 2014 from $40,445 in the comparable period in 2013.  The primary reason for the increase is attributable to increased costs associated with manufacturing our trucks for sale as compared to our costs associated with vehicle conversions.

Research and Development.  Our research and development expenses decreased to $1,034 in the three months ended March 31, 2014 from $38,655 in the comparable period in 2013.  These expenses relate to our research and development activities in connection with developing our alternative fuel trucks.

Selling, general and administrative.  Our selling, general and administrative expenses decreased to $352,477 in the three months ended March 31, 2014 from $478,933 in the comparable period in 2013.  Our primary selling, general and administrative expenses in the three months ended March 31, 2014 consisted of $84,088 in parts expenses related to production of our trucks (non-inventory), $52,500 in property lease costs, $55,158 in professional fees including legal and accounting costs, $73,529 in commitment fees under our financing facility with Kodiak Capital and $14,616 in subcontractor fees.

Interest expense.  Our interest expense increased to $33,726 in the three months ended March 31, 2014 from $9,035 in the comparable period in 2013.  Our interest expense in the 2014 period was primarily related to interests expenses associated with advances under our line of credit facility.

Interest Income.  Our interest income decreased to $2 in the three months ended March 31, 2014 from $134 in the comparable period in 2013.  Our interest income consists of amounts accrued in our savings accounts.  The primary reason for the decrease in the 2014 period is due to the reduced amount of cash in our savings accounts as such amounts were used existing funds to purchase inventory.

Net Income (Loss).  We had net income of $38,629 for the three months ended March 31, 2014 as compared to a net loss of 480,954 in the comparable 2013 period.  The reason for our profitability of the three months ended March 31 2014 is directly related to our sales of our alternative fuel vehicles in the period as compared to the comparable 2013 period where we received limited revenues related to vehicle conversions only.

Liquidity And Capital Resources

Since inception, we have financed our operations loans from officer, our facility with Pacific Premier Bank and through the equity financings.  We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners.  Mr. George Gemayel, our president and controlling shareholder, has provided officer loans to us, from time to time, to pay for certain of our expenses.  As of March 31, 2014, we owed a total of $1,906,916 to Mr. Gemayel and his related entities. All of these amounts are unsecured and due on demand and do not bear interest.  During the three months ended March 31, 2014, Greenkraft repaid Mr. Gemayel $10,000 for prior advances.  We have used net proceeds from our officer loans, equity sales and financing facility for purchase of inventory and for general corporate purposes, which has been funding working capital needs.  We do not have any written or oral agreement from Mr. Gemayel to provide such funding in the future and as such we have no assurance that Mr. Gemayel will continue to fund our operations.

We had cash of $3,886,798 and a working capital deficit of $1,117,251 as of March 31, 2014 as compared to cash of $582,689 and a working capital deficit of $2,109,409 as of December 31, 2013.  We have operated over the past 2 years with negative working capital, which is now a known trend for our operations.  We have been able to operate with a working capital deficit as the major contributing factor to such deficit is our related party loans to our president, Mr. George Gemayel.  To date, Mr. Gemayel has not demanded repayment.  It is typical for companies in our stage to operate with negative working capital and often requires 8-10 years before a company in the alternative fuel and trucking industry shows positive working capital.

Net cash provided by operating activities for the three months ended March 31, 2014 was $1,613,929, primarily from the net income of $38,629 plus non-cash expenses of $85,000 in contributed payroll, $73,529 for stock issued as a commitment fee under an investment agreement, $476,685 in inventory, $27,440 in accrued expenses and $974,000 in deferred income which amounts were offset by an increase of $61,354 in accounts payable.  This compares to $692,501 of net cash used in operating activities for the three months ended March 31, 2013 primarily from our net loss of $480,954, $1,036,024 in inventory and $135,423 in accounts payable which amounts were offset by non-cash expenses of $49,062 in contributed payroll, $225,000 in contributed testing expenses as well as increases of $322,838 in accounts payable and $360,000 in deferred income and $3,000 in accrued expenses.

We did not have any cash used in or provided by investing activities for the three months ended March 31, 2014.  Our net cash flow used in investing activities was $127,447 for the three months ended March 31, 2013 resulting from $50,000 in cash paid for the acquisition of controlling interest in Sunrise Global and $77,447 for purchase of fixed assets.

Our net cash provided by financing activities for the three months ended March 31, 2014 was $1,690,000 consisting of $795,000 in proceeds from the sale of our common stock, $605,000 in deposits received for the purchase of our stock, and $300,000 in borrowings under our line of credit which amount was offset by $10,000 in repayments on related party debt.  Our net cash provided by financing activities was $631,966 in the three months ended March 31, 2013 consisting of $700,000 in borrowings under our line of credit, which amount was offset by $68,034 in repayments of related party debt.

The net increase in cash for the three months ended Mach 31, 2014 was $3,303,929 as compared to a net decrease in cash of $187,982 for the three months ended March 31, 2013.

Pacific Premier Credit Facility

On March 13, 2012, Greenkraft entered into a $3.5 million revolving line of credit facility with Pacific Premier Bank, which line of credit is evidenced by a promissory note issued by Greenkraft in favor of Pacific Premier Bank. The note is subject to a variable interest rate bears interest at the prime rate for corporate loans plus one (1) percent, which equaled 4.25% on the date of issuance. The facility is secured by our assets. On July 15, 2013 the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.  As of December 31, 2013, the amount outstanding under this facility was $1,605,558.   On December 26, 2013, Greenkraft and Pacific Premier Bank entered into a loan modification agreement extending the maturity date to June 10, 2014.  In connection with this loan modification, Greenkraft, Inc., a Nevada corporation (f/k/a Sunrise Global) provided a commercial guaranty in favor of Pacific Premier Bank. The table sets forth the covenants, we are required to maintain under our agreement with Pacific Premier and our compliance with such covenants at December 31, 2012

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

Common Stock Financing

 From February 14, 2014 through May 5, 2014, we have sold 3,400,000 shares our common stock at a purchase price of $0.50 per share to 11 accredited investors and 9 non-accredited investors for a total gross proceeds of $1,700,000.  1,760,000 of these shares have not yet been issued.  We have also received deposits of $75,000 to be applied to the purchase of 150,000 shares our common stock, which shares have not been issued.  All of the shares purchased in this financing are subject to an 18-month lock-up.  The proceeds have been and will be used for working capital and general corporate purposes.  These issuances were exempt under Rule 505 and/or Rule 506 of the Securities Act of 1933, as amended, based on the following:   (a) all of the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) all of the investors had a substantial preexisting relationship with the our officers; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will be sufficient to fund operations and expected growth through at least the next twelve months. We anticipate requiring approximately $1 million to fund operations over the next twelve months, including labor, rent and parts for building trucks.  As such, our monthly burn rate approximately $83,000 per month.  At March 31, 2014, we had $3,886,798 in cash.  Assuming we did not receive any additional capital from operations or otherwise, we would run out of cash in 46 months.  We do expect to receive cash from operations as we are currently working on previously placed orders for our alternative fuel trucks.  We expect to recognize approximately $4 million in revenues for truck sales in 2014 based on currently placed orders.  However, the Company intends to continue to seek additional financing to fund the growth of the Company’s operations.  There can be no assurance that the Company will be successful in raising this additional financing on acceptable terms, if at all.  Failure of the Company to receive additional funds via its agreement with Kodiak Capital, its facility with Pacific Premier Bank or otherwise would inhibit its ability to take on additional orders for supplying new alternative fuel trucks to customers.

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

Business Combination—The business combination between Greenkraft Inc. (f/k/a Sunrise Global, Inc.) and Geenkraft, Inc., a California corporation was accounted for as a reverse acquisition with Greenkraft (California) being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Report, the financial statements of Greenkraft (California) have been adopted as the historical financial statements of the Company known as a change in reporting entity.

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less.

Inventories – Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting.   Inventories consist of raw materials purchased for the purpose of expected truck engine conversions.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the three months ended March 31, 2014, and 2013, $1,034, and $38,655, respectively, were expensed as research and development costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.
From February 14, 2014 through May 5, 2014, we have sold 3,400,000 shares our common stock at a purchase price of $0.50 per share to 11 accredited investors and 9 non-accredited investors for a total gross proceeds of $1,700,000.  1,760,000 of these shares have not yet been issued.  We have also received deposits of $75,000 to be applied to the purchase of 150,000 shares our common stock, which shares have not been issued.  All of the shares purchased in this financing are subject to an 18-month lock-up.  The proceeds have been and will be used for working capital and general corporate purposes.  These issuances were exempt under Rule 505 and/or Rule 506 of the Securities Act of 1933, as amended, based on the following:   (a) all of the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) all of the investors had a substantial preexisting relationship with the our officers; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

2.
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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

TEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description
10.1	Form of Subscription Agreement

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.

Dated: May 19, 2014	By:	/s/ George Gemayel.
George Gemayel
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 19, 2014	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer and director (Principal Financial Officer)