Form 10-Q
period 2014-06-30
GREENKRAFT, INC.
filed 2014-08-15
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, 88,882,718 shares of our common stock were outstanding.

GREENKRAFT, INC.

FORM 10-Q

June 30, 2014

ITEM 1 –FINANCIAL INFORMATION

Greenkraft, Inc.

Balance Sheets

Unaudited

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,215,948	582,869
Inventories	1,728,533	2,216,136
Deposits on inventory	218,862	218,862
Total current assets	6,163,343	3,017,867

Property, plant and equipment, net	93,243	87,516
Total assets	$6,256,586	$3,105,383
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$302,658	394,400
Accounts payable - related party	285,389	302,889
Accrued liabilities	71,092	59,108
Deferred income	2,047,405	848,405
Line of credit	1,999,558	1,605,558
Related party debt	1,901,916	1,916,916
Other current liabilities	75,000	-
Total current liabilities	6,683,018	5,127,276
Equity:
Stockholders’ equity:
Common stock, 400,000,000 shares authorized, 88,842,718 and 85,115,660 shares issued and outstanding, respectively	88,843	85,116
Additional paid-in capital	3,030,237	1,049,667
Accumulated Deficit	(3,545,512)	(3,156,676)
Total stockholders’ deficit	(426,432)	(2,021,893)
Total liabilities and stockholders' deficit	$6,256,586	$3,105,383

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.

Statements of Operations

Unaudited

	3 months ened June 30,		6 months ended June 30,
	2014	2013	2014	2013
Revenue	$65,950	350,035	1,348,411	436,015

Costs and operating expenses:
Cost of revenue	39,286	166,608	895,883	207,053
Research and development	5,736	11,814	6,770	50,469
Selling, general and administrative	439,801	578,693	792,278	1,057,626
Total costs and expenses	484,823	757,115	1,694,931	1,315,148
Operating loss	(418,873)	(407,080)	(346,520)	(879,133)
Interest expense	(8,593)	(16,415)	(42,319)	(25,450)
Interest income	1	6	3	140
Net loss	(427,465)	(423,489)	(388,836)	(904,443)

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.

Statements of Cash Flows

Unaudited

	6 months Ended June 30,	6 months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(388,836)	(904,443)
Adjustments to net loss to reconcile net loss to net cash used in operating activities:
Contributed payroll	120,768	132,338
Contributed testing expense	-	225,000
Deprciation Expense	-	1,829
Stock based compensation	73,529
Impairment on Goodwill	-	150,000
Changes in operating assets and liabilities:
Inventory	487,603	(1,342,849)
Prepaid expenses and other current assets	-	(72,162)
Accounts payable	(91,742)	26,893
Accounts payable -RP	(17,500)	-
Accrued expenses	11,984	13,773
Deferred income	1,199,000	1,184,355

Cash provided by (used in) operating activties	1,394,806	(585,266)

Cash flows from investing activities:
Cash paid for acquisition of Sunrise Global	-	(150,000)
Cash paid for purchase of fixed assets	(5,727)	(83,157)

Cash used in investing activties	(5,727)	(233,157)

Cash flows from financing activities:
Proceeds from sale of stock	1,790,000	-
Borrowings under lines of credit	394,000	700,000
Deposit received for stock purchase	75,000
Repayment of related party debt	(15,000)	(68,034)
Net cash provided by financing activities	2,244,000	631,966
Net change in cash	3,633,079	(186,457)
Cash at beginning of period	582,869	832,430
Cash at end of period	$4,215,948	645,973

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$47,263	$14,260

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.

Notes to Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Greenkraft, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our CEO. As of June 30, 2014 and December 31, 2013 accounts payable to Defiance is $285,389 and $302,889, respectively, for amounts paid by Defiance Company, LLC on behalf of Greenkraft.

As of June 30, 2014 and December 31, 2013 Greenkraft owed a total of $1,901,916 and $1,916,916, respectively, to our owner and his related entities. All amounts are due on demand, unsecured and do not bear interest. During the six months ended June 30, 2014, the Company repaid $15,000 under these related party notes.

CEE, LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft. Our President is an owner of CEE, LLC. During the six months ended June 30, 2014, and 2013, Greenkraft recognized $0 and $225,000, respectively, of contributed testing expenses related to the engine certifications and $120,768 and 132,338, respectively, of contributed payroll expense related to the shared employees

First Warner Properties LLC is the owner of 2215 S Standard Ave Santa Ana Ca 92707. Our president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from April 1, 2013 to April 1, 2018, with a monthly rent of $17,500. The total rent expense for the six months ended June 30, 2014 and 2013 was $105,000, and $53,700, respectively.

NOTE 3 – LINE OF CREDIT

Currently, Greenkraft has an agreement with Pacific Premier Bank for a $2,000,000 line of credit. The line of credit is due on June 15, 2015 and bears interest at the prime rate plus 1%. The line of credit is secured by certain real property owned by the majority shareholder and inventory. In July, 2014, the line was extended to June 15, 2015.

During the six months ended June 30, 2014, Greenkraft drew $394,000 on this line of credit. The total amount borrowed under the line of credit at $1,999,558 as of June 30, 2014.

NOTE 4 - CONTINGENT EQUITY LINE OF CREDIT

On February 11, 2014, the Company entered into an Investment Agreement with Kodiak Capital LLC. The agreement provides the Company with financing whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $5.0 million (put shares) during a defined period of time. The Company the right to deliver from time to time a put notice to Kodiak stating the dollar amount of put shares the Company intends to sell to Kodiak with the price per share based on the following formula: eighty three percent (83%) of the lowest volume weighted average price of the Company’s common stock during the period beginning on the date of the put notice and ending five (5) days thereafter.

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

In connection with the Investment Agreement, on February 12, 2014, we issued Kodiak 147,058 shares as a commitment fee. The Company estimated the fair value of the shares issued to be $73,529.

NOTE 5 - COMMON STOCK

During the 6 months ended June 30, 2014, the company sold 3,580,000 shares at $0.50 per share for gross proceeds of $1,790,000.

As of June 30, 2014, the Company received $75,000 in deposits to be applied to the purchase of 150,000 shares pending successful completion of the subscription process.

NOTE 6 – SUBSEQUENT EVENTS

Since July 1, 2014, Greenkraft has sold 40,000 shares at $0.50 per share for gross proceeds of $20,000.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues. Our revenues decreased to $65,950 in the three months ended June 30, 2014 from $350,035 in comparable period in 2013. The primary reason attributable for the decrease is attributable to the reduced sales of our alternative fuel trucks during the three months ended June 30, 2014. Sales commenced in the third quarter of 2013 and continued in the three months ended June 30, 2014. However, we only had limited sales of alternative fuel trucks and vehicle conversions in the three months ended June 30, 2014. Our sales in the comparable 2013 period were for vehicle conversions only. During the 2013 period, we were focused primarily on vehicle conversions resulting in increased revenues for such activities

Cost of Revenue. Our cost of revenue decreased to $39,286 in the three months ended June 30, 2014 from $166,608 in the comparable period in 2013. The primary reason for the decrease is attributable to our reduced production and sale of our alternative fuel trucks in the period which reduced our costs significantly.

Research and Development. Our research and development expenses decreased to $5,736 in the three months ended June 30, 2014 from $11,814 in the comparable period in 2013. These expenses relate to our research and development activities in connection with developing our alternative fuel trucks.

Selling, general and administrative. Our selling, general and administrative expenses increased to $439,801 in the three months ended June 30, 2014 from $578,693 in the comparable period in 2013. Our primary selling, general and administrative expenses in the three months ended June 30, 2014 consisted of $127,582 in parts expenses related to production of our trucks (non-inventory), $52,500 in property lease costs, $29,250 in professional fees including legal and accounting costs, and $17,315 in subcontractor fees.

Interest expense. Our interest expense decreased to $8,593 in the three months ended June 30, 2014 from $16,415 in the comparable period in 2013. Our interest expense in the 2014 period was primarily related to interests expenses associated with advances under our line of credit facility, which borrowings were reduced in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Net Income (Loss). We had net loss of $427,465 for the three months ended June 30, 2014 as compared to a net loss of $423,489 in the comparable 2013 period. Our net loss in the three months ended June 30, 2014 was comparable to our net loss in the 2013 despite having significantly less revenues due to the increase of $272,292 in operating expenses during the period.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Revenues. Our revenues increased to $1,348,411 in the six months ended June 30, 2014 from $436,015 in comparable period in 2013. The primary reason attributable for the increase is attributable to the continued sale of our alternative fuel trucks and conversions. Sales commenced in the third quarter of 2013 and continued in the first half of 2014. Our sales in the comparable 2013 period were for vehicle conversions only.

Cost of Revenue. Our cost of revenue increased to $895,883 in the six months ended June 30, 2014 from $207,053 in the comparable period in 2013. The primary reason for the increase is attributable to increased costs associated with manufacturing our trucks for sale as compared to our costs associated with vehicle conversions.

Research and Development. Our research and development expenses decreased to $6,770 in the six months ended June 30, 2014 from $50,469 in the comparable period in 2013. These expenses relate to our research and development activities in connection with developing our alternative fuel trucks.

Selling, general and administrative. Our selling, general and administrative expenses decreased to $792,278 in the six months ended June 30, 2014 from $1,057,626 in the comparable period in 2013. Our primary selling, general and administrative expenses in the six months ended June 30, 2014 consisted of $211,670 in parts expenses related to production of our trucks (non-inventory), $52,500 in property lease costs, $62,787 in professional fees including legal and accounting costs, 73,529 in commitment fees under our financing facility with Kodiak Capital and $31,931 in subcontractor fees.

Interest expense. Our interest expense increased to $42,319 in the six months ended June 30, 2014 from $25,450 in the comparable period in 2013. Our interest expense in the 2014 period was primarily related to interests expenses associated with advances under our line of credit facility. Our borrowings under such facility decreased to $394,000 in the six months ended June 30, 2014 from $700,000 in the comparable 2013 period

Net Income (Loss). We had net loss of $388,836 for the six months ended June 30, 2014 as compared to a net loss of $904,443 in the comparable 2013 period. The reason for our reduced net loss of the six months ended June 30, 2014 is directly related to our sales of our alternative fuel vehicles in the period as compared to the comparable 2013 period where we received limited revenues related to vehicle conversions only.

Liquidity And Capital Resources

Since inception, we have financed our operations loans from officer, our facility with Pacific Premier Bank and through the equity financings. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. Mr. George Gemayel, our president and controlling shareholder, has provided officer loans to us, from time to time, to pay for certain of our expenses. As of June 30, 2014, we owed a total of $1,901,916 to Mr. Gemayel and his related entities. All of these amounts are unsecured and due on demand and do not bear interest. During the six months ended June 30, 2014, Greenkraft repaid Mr. Gemayel $15,000 for prior advances. We have used net proceeds from our officer loans, equity sales and financing facility for purchase of inventory and for general corporate purposes, which has been funding working capital needs. We do not have any written or oral agreement from Mr. Gemayel to provide such funding in the future and as such we have no assurance that Mr. Gemayel will continue to fund our operations.

We had cash of $4,215,948 and a working capital deficit of $519,675 as of June 30, 2014 as compared to cash of $582,689 and a working capital deficit of $2,109,409 as of December 31, 2013. We have operated over the past 2 years with negative working capital, which is now a known trend for our operations. We have been able to operate with a working capital deficit as the major contributing factor to such deficit is our related party loans to our president, Mr. George Gemayel. To date, Mr. Gemayel has not demanded repayment. It is typical for companies in our stage to operate with negative working capital and often requires 8-10 years before a company in the alternative fuel and trucking industry shows positive working capital.

Net cash provided by operating activities for the six months ended June 30, 2014 was $1,394,806, primarily from our net loss of $388,836 plus plus non-cash expenses of $120,768 in contributed payroll, $73,529 for stock issued as a commitment fee under an investment agreement, $487,603 in inventory, $11,984 in accrued expenses and $1,199,000 in deferred income which amounts were offset by an increase of $109,242 in accounts payable. This compares to $585,266 of net cash used in operating activities for the six months ended June 30, 2013 primarily from our net loss of $904,443, $1,342,849 in inventory and $72,162 in prepaid expenses which amounts were offset by non-cash expenses of $132,338 in contributed payroll, $225,000 in contributed testing expenses, $1,829 in depreciation expense, $150,000 impairment of goodwill as well as increases of $26,893 in accounts payable and $1,184,355 in deferred income and $13,773 in accrued expenses.

We used $5,727 of cash in investing activities for the six months ended June 30, 2014, which were related to the purchase of fixed assets. Our net cash flow used in investing activities was $$233,157 for the six months ended June 30, 2013 resulting from $150,000 in cash paid for the acquisition of controlling interest in Sunrise Global and $83,157 for purchase of fixed assets.

Our net cash provided by financing activities for the three months ended June 30, 2014 was $2,244,000 consisting of $1,790,000 in proceeds from the sale of our common stock, $75,000 in deposits received for the purchase of our stock, and $394,000 in borrowings under our line of credit which amount was offset by $15,000 in repayments on related party debt. Our net cash provided by financing activities was $631,966 in the six months ended June 30, 2013 consisting of $700,000 in borrowings under our line of credit, which amount was offset by $68,034 in repayments of related party debt.

The net increase in cash for the six months ended June 30, 2014 was $3,633,079 as compared to a net decrease in cash of $186,457 for the six months ended June 30, 2013.

Pacific Premier Credit Facility

On March 13, 2012, our wholly owned subsidiary, Greenkraft, Inc., a California corporation entered into a $3.5 million revolving line of credit facility with Pacific Premier Bank, which line of credit is evidenced by a promissory note issued by Greenkraft in favor of Pacific Premier Bank. The note is subject to a variable interest rate bears interest at the prime rate for corporate loans plus one (1) percent, which equaled 4.25% on the date of issuance. The facility is secured by Greenkraft’s assets. On July 15, 2013 the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million. On December 26, 2013, Greenkraft and Pacific Premier Bank entered into a loan modification agreement extending the maturity date to June 10, 2014. In connection with this loan modification, Greenkraft, Inc., a Nevada corporation provided a commercial guaranty in favor of Pacific Premier Bank. The table sets forth the covenants, we are required to maintain under our agreement with Pacific Premier and our compliance with such covenants at December 31, 2013

Required
Minimum Global Debt Coverage Ratio	1.25 to 1
Minimum Business Debt Coverage Ratio	1.2 to 1
Debt/Worth Ratio	3 to 1
Tangible Net Worth	$350,000

As of June 30, 2014, the total amount outstanding under this facility was $1,999,558. On July 24, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank extending the maturity date to June 10, 2015. In connection with this loan modification, First Industrial Properties, LLC, an entity controlled by out president provided a commercial guaranty in favor of Pacific Premier Bank. In Greenkraft’s July 24, 2014 Loan Modification with Pacific Premier, Greenkraft acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the Covenant Violations”).  In connection with the July 24, 2014 Loan Modification Agreement, Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of Greenkraft’s financial statements for the year ended December 31, 2014.  Pacific Premier reserved its rights to strictly enforce these covenants on our after their receipt of Greenkraft’s December 31, 2014 financial statements. There can be no assurance that we will be in compliance with the financial covenants in future periods. Our failure to comply with the covenants included in the Pacific Premier loan agreements could result in an event of default, which, at Pacific Premier’s option, could trigger an acceleration of the related debt, which could place a strain on our financial resources and have an adverse effect on our operations.

Common Stock Financing

From February 14, 2014 through August 13, 2014, we have sold 3,620,000 shares our common stock at a purchase price of $0.50 per share to 12 accredited investors and 13 non-accredited investors for a total gross proceeds of $1,825,000. 70,000 of these shares have not yet been issued. We have also received deposits of $75,000 to be applied to the purchase of 150,000 shares our common stock, which shares have not been issued. All of the shares purchased in this financing are subject to an 18-month lock-up. The proceeds have been and will be used for working capital and general corporate purposes. These issuances were exempt under Rule 505 and/or Rule 506 of the Securities Act of 1933, as amended, based on the following: (a) all of the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) all of the investors had a substantial preexisting relationship with the our officers; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Future Liquidity And Needs

Investment Agreement with Kodiak Capital Group

On February 11, 2014, we entered into an investment with the Kodiak Capital Group, LLC (“Kodiak”) to provide up to $5 million of additional equity capital. The proceeds from the agreement with Kodiak would primarily be for working capital and general corporate purposes. However, Kodiak is not required to provide funding until certain conditions are met, including the registration of the Company’s equity securities as defined in those agreements. The registration statement was declared effective on June 6, 2014. There can be no assurance that the Company will meet the conditions under which Kodiak will be required to provide the equity capital of that the capital available under such agreements will be sufficient to allow the Company to funds its ongoing activities. If the Company is unable to raise the additional equity capital from Kodiak, the Company will need to seek alternative sources of debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. Our wholly-owned subsidiary Greenkraft entered into an investment with the Kodiak Capital Group, LLC (“Kodiak”) on January 17, 2013 to provide up to $5 million of additional equity capital. Concurrent with Greenkraft’s parent company entering into an Investment Agreement with Kodiak Capital on February 11, 2014, Greenkraft terminated its Investment Agreement with Kodiak on February 11, 2014.

We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will be sufficient to fund operations and expected growth through at least the next twelve months. We anticipate requiring approximately $1 million to fund operations over the next twelve months, including labor, rent and parts for building trucks. As such, our monthly burn rate approximately $83,000 per month. At June 30, 2014, we had $4,215,948 in cash. Assuming we did not receive any additional capital from operations or otherwise, we would run out of cash in 50 months. We do expect to receive cash from operations as we are currently working on previously placed orders for our alternative fuel trucks. We expect to recognize approximately $4 million in revenues for truck sales in 2014 based on currently placed orders. However, the Company intends to continue to seek additional financing to fund the growth of the Company’s operations. There can be no assurance that the Company will be successful in raising this additional financing on acceptable terms, if at all. Failure of the Company to receive additional funds via its agreement with Kodiak Capital, its facility with Pacific Premier Bank or otherwise would inhibit its ability to take on additional orders for supplying new alternative fuel trucks to customers.

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

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the three months ended June 30, 2014, and 2013, $5,736, and $11,814 respectively, were expensed as research and development costs.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 2 under our Current Report on Form 10-Q for the period ended June 30, 2014.

2.	From May 6, 2014 through August 13, 2014, we have sold 220,000 shares our common stock at a purchase price of $0.50 per share to 2 accredited investors and 3 non-accredited investors for a total gross proceeds of $110,000. 70,000 of these shares have not yet been issued. All of the shares purchased in this financing are subject to an 18-month lock-up. The proceeds have been and will be used for working capital and general corporate purposes. These issuances were exempt under Rule 505 and/or Rule 506 of the Securities Act of 1933, as amended, based on the following: (a) all of the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) all of the investors had a substantial preexisting relationship with the our officers; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

On March 13, 2012, our wholly owned subsidiary, Greenkraft, Inc., a California corporation entered into a $3.5 million revolving line of credit facility with Pacific Premier Bank, which line of credit is evidenced by a promissory note issued by Greenkraft in favor of Pacific Premier Bank. The note is subject to a variable interest rate bears interest at the prime rate for corporate loans plus one (1) percent, which equaled 4.25% on the date of issuance. The facility is secured by Greenkraft’s assets. On July 15, 2013 the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million. On December 26, 2013, Greenkraft and Pacific Premier Bank entered into a loan modification agreement extending the maturity date to June 10, 2014. In connection with this loan modification, Greenkraft, Inc., a Nevada corporation provided a commercial guaranty in favor of Pacific Premier Bank. As of June 30, 2014, the total amount outstanding under this facility was $1,999,558.

On July 24, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank extending the maturity date to June 10, 2015. In Greenkraft’s July 24, 2014 Loan Modification with Pacific Premier, Greenkraft acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the Covenant Violations”).  In connection with the July 24, 2014 Loan Modification Agreement, Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of Greenkraft’s financial statements for the year ended December 31, 2014.  Pacific Premier reserved its rights to strictly enforce these covenants on our after their receipt of Greenkraft’s December 31, 2014 financial statements.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description
10.1	Loan Modification Agreement with Pacific Premier Bank dated July 24, 2014.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.
Dated:	August 15, 2014	By:	/s/ George Gemayel.
George Gemayel
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 15, 2014	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer and director (Principal Financial Officer)

