Form 10-Q
period 2014-09-30
GREENKRAFT, INC.
filed 2014-11-18
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 17, 2014, 88,882,718 shares of our common stock were outstanding.

GREENKRAFT, INC.

FORM 10-Q

September 30, 2014

ITEM 1 –FINANCIAL INFORMATION

Greenkraft, Inc.
Balance Sheets

	September 30, 2014	December 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,026,239	582,869
Inventories	1,648,708	2,216,136
Deposits on inventory	745,097	218,862

Total current assets	5,420,044	3,017,867

Property, plant and equipment, net	95,497	87,516

Total assets	$5,515,541	$3,105,383
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142,677	394,400
Accounts payable - related party	285,389	302,889
Accrued liabilities	72,319	59,108
Deferred income	1,907,405	848,405
Line of credit	1,999,558	1,605,558
Related party debt	1,901,916	1,916,916
Other current liabilities	75,000	-
Total current liabilities	6,384,264	5,127,276
Equity:
Stockholders’ deficit:
Common stock, 400,000,000 shares authorized, 88,882,718 and 85,115,660 shares issued and outstanding, respectively	88,883	85,116
Additional paid-in capital	3,050,197	1,049,667
Accumulated Deficit	(4,007,803)	(3,156,676)
Total stockholders’ deficit	(868,723)	(2,021,893)
Total liabilities and stockholders' deficit	$5,515,541	$3,105,383

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.
Statements of Operations
(Unaudited)

	3 months ended September 30,	3 months ended September 30,	9 months ended September 30,	9 months ended September 30,
	2014	2013	2014	2013
Revenue	$439,871	$1,515,432	$1,788,282	$1,924,317

Costs and expenses:
Cost of revenue	273,721	969,591	1,169,604	1,189,644
Research and development	17,864	85,996	24,634	248,965
Selling, general and administrative	555,632	262,499	1,347,910	981,624
Total costs and expenses	847,217	1,318,086	2,542,148	2,420,233
Operating Income (Loss)	(407,346)	197,346	(753,866)	(495,916)
Interest expense	(55,473)	(15,961)	(97,792)	(41,411)
Interest income	528	4	531	144
Net Loss	$(462,291)	$181,389	$(851,127)	$(537,183)

Basic and diluted loss per common share	$(0.01)	$0.00	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	88,869,240	83,000,000	87,559,984	83,000,000

The accompanying notes are an integral part of these unaudited financial statements

Greenkraft, Inc.
Statements of Cash Flows
(Unaudited)

	9 months Ended September 30,	9 months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(851,127)	$(537,183)
Adjustments to net loss to reconcile net loss to net cash used in operating activities:
Contributed payroll	120,768	106,216
Contributed rent	-	1,800
Stock based compensation	73,529	-
Contributed research and development	-	168,750
Depreciation expenses	7,573	-
Changes in operating assets and liabilities:
Inventory	567,428	(1,002,400)
Prepaid expenses and other current assets	(526,235)	(171,776)
Accounts payable	(251,723)	172,864
Accounts Payable - related party	(17,500)	285,389
Accrued liabilities	13,211	(367,000)
Deferred income	1,059,000	343,250

Cash provided by (used in) operating activities	194,924	(1,000,090)

Cash flows from investing activities:
Cash paid for purchase of equipment	(15,554)	(117,874)

Cash used in investing activities	(15,554)	(117,874)

Cash flows from financing activities:
Borrowings under lines of credit	394,000	765,000
Borrowing (repayments) on related party debt	(15,000)	(68,034)
Proceeds from sale of stock	1,810,000	-
Proceeds received for potential future stock issuance	75,000	-

Cash provided by financing activities	2,264,000	696,966

Net change in cash	2,443,370	(420,998)
Cash at beginning of period	582,869	832,430
Cash at end of period	$3,026,239	$411,432

Supplemental cash flow information:
Cash paid for income taxes	$-	-
Cash paid for interest	$102,716	$24,037

Non cash investing and financing activities:
Deposit on inventory transferred to inventory	$-	$1,005,679

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our CEO. As of September 30, 2014 and December 31, 2013 accounts payable to Defiance is $285,389 and $302,889, respectively, for amounts paid by Defiance Company, LLC on behalf of Greenkraft.

As of September 30, 2014 and December 31, 2013 Greenkraft owed a total of $1,901,916 and $1,916,916, respectively, to our owner and his related entities. All amounts are due on demand, unsecured and do not bear interest. During the nine months ended September 30, 2014, the Company repaid $15,000 under these related party notes.

CEE, LLC performed testing for Greenkraft for engine certifications, provided storage spaces and also shared employees with Greenkraft. Our President is an owner of CEE, LLC. During the nine months ended September 30, 2014, and 2013, Greenkraft recognized $0 and $168,750, respectively, of contributed research and development expenses, $0 and $1,800, respectively, of contributed rent expenses, and $120,768 and $106,216, respectively, of contributed payroll expense related to the shared employees

First Warner Properties LLC is the owner of 2215 S Standard Ave Santa Ana CA 92707. Our president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from April 1, 2013 to April 1, 2018, with a monthly rent of $17,500. A new lease agreement was signed. The term of the new lease agreement is from July 1, 2014 to June 30, 2019, with a monthly rent of $27,500. The total rent expense for the nine months ended September 30, 2014 and 2013 was $187,500, and $88,700, respectively.

NOTE 3 – LINE OF CREDIT

In March 2012, Greenkraft entered into an agreement with Pacific Premier Bank for a $3,500,000 line of credit. The line of credit was due on April 10, 2013and bears interest at the prime rate plus 1%. The line of credit is secured by certain real property owned by the majority shareholder and inventory.

On July 15, 2013, the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.

On August 22, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank under which it extended the Maturity Date until August 22, 2015. In addition, under the Modification Agreement, Pacific Premier agreed to issue a standby letter of credit in favor a supplier from whom Greenkraft purchases products in connection with its production of alternative fuel trucks. In connection with this letter of credit, Greenkraft authorized Pacific Premier to draw an additional $1,500,000 under its note for any funds paid or required to be paid by Pacific Premier under the letter of credit. Thus the current maximum amount available under the line of credit is $3,500,000.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and did not result in an extinguishment.

Along with the August 22, 2014 Loan Modification, the Company acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the “Covenant Violations”). Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of the Company’s financial statements for the year ended December 31, 2014.  Pacific Premier reserved its rights to strictly enforce these covenants on our after their receipt of the Company’s December 31, 2014 financial statements.

During the nine months ended September 30, 2014, the Company made draws of $394,000 under the line of credit. The total amount borrowed under the line of credit was $1,999,558 as of September 30, 2014. As of September 30, 2014, the available amount under the letter of credit had not been used. However the total unused available amount under the line of credit is about $400 as of September 30, 2014.

NOTE 4 – CONTINGENT EQUITY LINE OF CREDIT

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

In connection with the Investment Agreement, on February 12, 2014, we issued Kodiak 147,058 shares as a commitment fee. The Company estimated the fair value of the common stock issued to be $73,529.

NOTE 5 COMMON STOCK

During the nine months ended September 30, 2014 the company sold 3,620,000 shares at $0.50 per share for gross proceeds of $1,810,000.

As of September 30, 2014, the Company received $75,000 in deposits to be applied to the purchase of 150,000 shares pending successful completion of the subscription process.

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

We are a manufacturer and distributor of automotive products. We manufacture commercial forward trucks for vehicle classes 3, 4, 5, and 6 (GVW ranging from 10,001 lbs. to 26,000 lbs.) in alternative fuels. We also manufacture and sell alternative fuel systems to convert petroleum based vehicles to run on natural gas and propane fuels.

Our address is 2530 S. Birch Street, Santa Ana, CA and our telephone number is (714) 545-7777.

Acquisition of Greenkraft, Inc.

On December 5, 2013, we entered into a Share Exchange Agreement (the “Purchase Agreement”) with George Gemayel the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, on December 6, 2013 (the “Closing Date”), we issued 83,000,000 shares (as adjusted to give effect for the 2-for-1 forward split effectuated on December 27, 2013) of our common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares (the “Greenkraft Shares”) to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s wholly owned subsidiary (the “Acquisition”).

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Revenues. Our revenues decreased to $439,871 in the three months ended September 30, 2014 from $1,515,432 in comparable period in 2013. The primary reason attributable for the decrease is attributable to the decreased sale of our alternative fuel trucks during the three months ended September 30, 2014. Sales commenced in the third quarter of 2013 and continued in the three months ended September 30, 2014. However, our sales were limited in the three months ended September 30, 2014 as compared to the comparable 2013 period.

Cost of Revenue. Our cost of revenue decreased to $273,721 in the three months ended September 30, 2014 from $969,591 in the comparable period in 2013. The primary reason for the decrease is attributable to our reduced production and sale of our alternative fuel trucks in the period which reduced our costs significantly..

Research and Development. Our research and development expenses decreased to $17,864 in the three months ended September 30, 2014 from $85,996 in the comparable period in 2013. These expenses relate to our research and development activities in connection with developing our alternative fuel trucks.

Selling, general and administrative. Our selling, general and administrative expenses increased to $555,632 in the three months ended September 30, 2014 from $262,499 in the comparable period in 2013. Our primary selling, general and administrative expenses in the three months ended September 30, 2014 consisted of $187,032 in parts expenses related to production of our trucks (non-inventory), $82,500 in property lease costs, $40,501 in professional fees including legal and accounting costs.

Interest expense. Our interest expense increased to $55,473 in the three months ended September 30, 2014 from $15,961 in the comparable period in 2013. Our interest expense in the 2014 period was primarily related to interests expenses associated with advances under our line of credit facility. Our borrowings under such facility increased to $1,999,558 in the three months ended September 30, 2014 from $1,036,024 in the comparable 2013 period.

Net Income (Loss). We had net loss of $462,291 for the three months ended September 30, 2014 as compared to a net income of $181,389 in the comparable 2013 period. The reason for our net loss of the three months ended September 30, 2014 is directly related to our reduced sales of our alternative fuel vehicles in the period as compared to the comparable 2013 period.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Revenues. Our revenues decreased to $1,788,282 in the nine months ended September 30, 2014 from $1,924,317 in comparable period in 2013. The primary reason attributable for the decrease is attributable to some delays in delivery of inventory parts. Sales commenced in the third quarter of 2013 and continued in the nine months ended September 30, 2014. However, we only had limited sales of alternative fuel trucks and vehicle conversions in the nine months ended September 30, 2014. Our sales in the comparable 2013 period were for a large batch of vehicles. During the 2013 period, we delivered a quantity of vehicles that attributed to increased revenues compared to September 30, 2014.

Cost of Revenue. Our cost of revenue decreased to $1,169,604 in the nine months ended September 30, 2014 from $1,189,644 in the comparable period in 2013. The primary reason for the decrease is attributable to our reduced production and sale of our alternative fuel trucks in the period which reduced our costs significantly.

Research and Development. Our research and development expenses decreased to $24,634 in the nine months ended September 30, 2014 from $248,965 in the comparable period in 2013. These expenses relate to our research and development activities in connection with developing our alternative fuel trucks.

Selling, general and administrative. Our selling, general and administrative expenses increased to $1,347,910 in the nine months ended September 30, 2014 from $981,624 in the comparable period in 2013. Our primary selling, general and administrative expenses in the nine months ended September 30, 2014 consisted of $398,702 in parts expenses related to production of our trucks (non-inventory), $187,500 in property lease costs, $103,288 in professional fees including legal and accounting costs, and $34,236 in subcontractor fees.

Interest expense. Our interest expense increased to $97,792 in the nine months ended September 30, 2014 from $41,411 in the comparable period in 2013. Our interest expense in the 2014 period was primarily related to interests expenses associated with advances under our line of credit facility, which borrowings were increased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Net Income (Loss). We had net loss of $851,127for the nine months ended September 30, 2014 as compared to a net loss of $537,183 in the comparable 2013 period. Our net loss in the nine months ended September 30, 2014 was higher than our net loss in the comparable 2013 period due to reduced revenues and increased selling general and administrative expenses during the period.

Liquidity And Capital Resources

Since inception, we have financed our operations loans from officer, our facility with Pacific Premier Bank and through the equity financings. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. Mr. George Gemayel, our president and controlling shareholder, has provided officer loans to us, from time to time, to pay for certain of our expenses. As of September 30, 2014, we owed a total of $1,901,916 to Mr. Gemayel and his related entities. All of these amounts are unsecured and due on demand and do not bear interest. During the nine months ended September 30, 2014, Greenkraft repaid Mr. Gemayel $15,000 for prior advances. We have used net proceeds from our officer loans, equity sales and financing facility for purchase of inventory and for general corporate purposes, which has been funding working capital needs. We do not have any written or oral agreement from Mr. Gemayel to provide such funding in the future and as such we have no assurance that Mr. Gemayel will continue to fund our operations.

We had cash of $3,026,239 and a working capital deficit of $964,220 as of September 30, 2014 as compared to cash of $582,869 and a working capital deficit of $2,109,409 as of December 31, 2013. We have operated over the past 2 years with negative working capital, which is now a known trend for our operations. We have been able to operate with a working capital deficit as the major contributing factor to such deficit is our related party loans to our president, Mr. George Gemayel. To date, Mr. Gemayel has not demanded repayment. It is typical for companies in our stage to operate with negative working capital and often requires 8-10 years before a company in the alternative fuel and trucking industry shows positive working capital.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $194,924, primarily from our deferred income of $1,059,000, plus contributed payroll of $120,768, inventory of $567,428, $73,529 in stock issued as a commitment fee under an investment agreement and accrued expenses of $13,211 which amounts were offset by our net loss of $851,127 plus an decrease of $269,223 in accounts payable, and accounts payable due to related party. This compares to $1,000,090 of net cash used in operating activities for the nine months ended September 30, 2013 primarily from our net loss of $537,183, $1,002,400 in inventory, $171,776 in prepaid expenses as well as decreases of $367,000 in accrued expenses, which amounts were offset by non-cash expenses of $106,216 in contributed payroll, $168,750 in contributed research and development expenses, $458,253 in accounts payable and accounts payable due to related party, and $343,250 in deferred income.

We used $15,554 of cash in investing activities for the nine months ended September 30, 2014, which were related to the purchase of fixed assets. Our net cash flow used in investing activities was $117,874 for the nine months ended September 30, 2013.

Our net cash provided by financing activities for the nine months ended September 30, 2014 was $2,264,000 consisting of $1,810,000 in proceeds from the sale of our common stock, $75,000 in deposits received for the purchase of our stock, and $394,000 in borrowings under our line of credit which amount was offset by $15,000 in repayments on related party debt. Our net cash provided by financing activities was $696,966 in the nine months ended September 30, 2013 consisting of $765,000 in borrowings under our line of credit, which amount was offset by $68,034 in repayments of related party debt.

The net increase in cash for the nine months ended September 30, 2014 was $2,443,370 as compared to a net decrease in cash of $420,998 for the nine months ended September 30, 2013.

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

As of September 30, 2014, the total amount outstanding under this facility was $1,999,558. On July 24, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank extending the maturity date to June 10, 2015. In connection with this loan modification, First Industrial Properties, LLC, an entity controlled by our president provided a commercial guaranty in favor of Pacific Premier Bank. In Greenkraft’s July 24, 2014 Loan Modification with Pacific Premier (and the August 22, 2014 Loan Modification discussed below), Greenkraft acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the “Covenant Violations”).  In connection with the July 24, 2014 Loan Modification Agreement (and the August 22 , 2014 Loan Modification discussed below), Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of Greenkraft’s financial statements for the year ended December 31, 2014.  Pacific Premier reserved its rights to strictly enforce these covenants on our after their receipt of Greenkraft’s December 31, 2014 financial statements. There can be no assurance that we will be in compliance with the financial covenants in future periods. Our failure to comply with the covenants included in the Pacific Premier loan agreements could result in an event of default, which, at Pacific Premier’s option, could trigger an acceleration of the related debt, which could place a strain on our financial resources and have an adverse effect on our operations.

On August 22, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank under which it extended the Maturity Date until August 22, 2015. In addition, under the Modification Agreement, Pacific Premier agreed to issue a standby letter of credit in favor a supplier from whom Greenkraft purchases products in connection with its production of alternative fuel trucks. In connection with this letter of credit, Greenkraft authorized Pacific Premier to draw an additional $1,500,000 under its note for any funds paid or required to be paid by Pacific Premier under the letter of credit.

Common Stock Financing

From February 14, 2014 through November 10, 2014, we have sold 3,620,000 shares our common stock at a purchase price of $0.50 per share to 12 accredited investors and 13 non-accredited investors for a total gross proceeds of $1,810,000. We have also received deposits of $75,000 to be applied to the purchase of 150,000 shares our common stock, which shares have not been issued. All of the shares purchased in this financing are subject to an 18-month lock-up. The proceeds have been and will be used for working capital and general corporate purposes. These issuances were exempt under Rule 505 and/or Rule 506 of the Securities Act of 1933, as amended, based on the following: (a) all of the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) all of the investors had a substantial preexisting relationship with the our officers; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

We anticipate that our existing cash and cash equivalents, together with our cash from operating activities will be sufficient to fund operations and expected growth through at least the next twelve months. We anticipate requiring approximately $1 million to fund operations over the next twelve months, including labor, rent and parts for building trucks. As such, our monthly burn rate approximately $83,000 per month. At September 30, 2014, we had $3,026,239 in cash. Assuming we did not receive any additional capital from operations or otherwise, we would run out of cash in 36 months. We do expect to receive cash from operations as we are currently working on previously placed orders for our alternative fuel trucks. We expect to recognize approximately up to $4 million in revenues for truck sales in 2014 based on currently placed orders. However, the Company intends to continue to seek additional financing to fund the growth of the Company’s operations. There can be no assurance that the Company will be successful in raising this additional financing on acceptable terms, if at all. Failure of the Company to receive additional funds via its agreement with Kodiak Capital, its facility with Pacific Premier Bank or otherwise would inhibit its ability to take on additional orders for supplying new alternative fuel trucks to customers.

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

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the nine months ended September 30, 2014, and 2013, $24,634, and $248,965 respectively, were expensed as research and development costs.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Item 2 under our Current Report on Form 10-Q for the period ended June 30, 2014.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

On March 13, 2012, our wholly owned subsidiary, Greenkraft, Inc., a California corporation entered into a $3.5 million revolving line of credit facility with Pacific Premier Bank, which line of credit is evidenced by a promissory note issued by Greenkraft in favor of Pacific Premier Bank. The note is subject to a variable interest rate bears interest at the prime rate for corporate loans plus one (1) percent, which equaled 4.25% on the date of issuance. The facility is secured by Greenkraft’s assets. On July 15, 2013 the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million. On December 26, 2013, Greenkraft and Pacific Premier Bank entered into a loan modification agreement extending the maturity date to June 10, 2014. In connection with this loan modification, Greenkraft, Inc., a Nevada corporation provided a commercial guaranty in favor of Pacific Premier Bank. As of September 30, 2014, the total amount outstanding under this facility was $1,999,558.

On each of July 24, 2014 and August 22, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank under which Greenkraft acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the Covenant Violations”).  In connection with the July 24, 2014 Loan Modification Agreement, Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of Greenkraft’s financial statements for the year ended December 31, 2014.  Pacific Premier reserved its rights to strictly enforce these covenants on our after their receipt of Greenkraft’s December 31, 2014 financial statements.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

In July 2014, we entered into a new lease for our assembly plant from First Warner Properties LLC. Our president is a member of First Warner. The term of the new lease agreement is from July 1, 2014 to June 30, 2019, with a monthly rent of $27,500. This new lease replaces our previous lease for our assembly plant with First Warner.

On August 22, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank under which it extended the Maturity Date until August 22, 2015. In addition, under the Modification Agreement, Pacific Premier agreed to issued a standby letter of credit in favor a supplier from whom Greenkraft purchases products in connection with its production of alternative fuel trucks. In connection with this letter of credit, Greenkraft authorized Pacific Premier to draw an additional $1,500,000 under its note for any funds paid or required to be paid by Pacific Premier under the letter of credit.

ITEM 6 - EXHIBITS

Item No.	Description

10.1	Loan Modification Agreement dated August 22, 2014 with Pacific Premier Bank.

10.2	California Commercial Lease Agreement dated July 1, 2014 between Greenkraft, Inc. and First Warner Properties, LLC.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.

Dated: November 18, 2014	By:	/s/ George Gemayel.
George Gemayel
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2014	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer and director (Principal Financial Officer)

