Form 10-K
period 2014-12-31
GREENKRAFT, INC.
filed 2015-04-24
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-30291

GREENKRAFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8767728
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

2530 S. Birch Street

Santa Ana, California 92707

(Address of principal executive offices)

(714) 545-7777

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “ large accelerated filer and “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☑

As of June 30, 2014, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $9,573,436 based on our closing price of $2.00 per shares.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of April 23, 2015 the registrant’s outstanding stock consisted of 88,882,718 common shares.

GREENKRAFT, INC.

TABLE OF CONTENTS

PART I

Item 1

Description of Business

Item 1A

Risk Factors

Item 1B

Unresolved Staff Comments

Item 2

Properties

Item 3

Legal Proceedings

Item 4

Mine Safety Disclosures

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 8

Financial Statements and Supplementary Data

Item 9

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A

Controls and Procedures

Item 9B

Other Information

PART III

Item 10

Directors, Executive Officers and Corporate Governance

Item 11

Executive Compensation

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13

Certain Relationships and Related Transactions and Director Independence

Item 14

             Principal Accountant Fees and Services

PART I V

Item 15

Exhibits, Financial Statement Schedules

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Greenkraft" mean Greenkraft, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

Natural gas powers about 112,000 vehicles in the United State and roughly 14.8 million vehicles worldwide.  Natural gas vehicles which can run on compressed natural gas are good choices for high mileage centrally fueled fleets which operate within a limited area.  For vehicles needing to travel long distances, liquefied natural gas is a good choice.  CNG and LNG are considered alternative fuels under the Energy Policy Act of 1992.

Today’s fleets are increasingly interested in medium and heavy duty vehicles that use alternative fuels or advanced technologies that can help reduce operating costs, meet emission requirements and support US energy independence.  Vehicle and engine manufacturers are responding to this interest with a wide range of options across a steadily growing number of vehicle applications.

Our business expects to benefit from the availability of government tax incentives, such as tax credits and grants to encourage the use of natural gas in trucks, buses and other vehicles.  On December 31, 2012, the United States Congress passed the American Tax Relief Act of 2012, which extended the Alternative Fuels Excise Tax Credit of U.S. $0.50 per gallon for LNG and U.S. $0.50 per GGE of CNG until December 31, 2013 and also made those credits retroactive to January 1, 2012.  In addition, the Alternative Fuel Vehicle Fueling Infrastructure Credit of 30% of the cost of any qualified alternative fuel vehicle refueling property placed in service during the taxable year, not to exceed U.S. $30,000 in the case of a property of a character subject to an allowance for depreciation, and U.S. $1,000 in any other case, was also extended until December 31, 2013 and made retroactive to January 1, 2012.  There were other incentives available for fueling infrastructure with different agencies as well during 2014 and to present.

In the absence of federal legislation, individual states have initiated and passed bills to provide incentives to encourage the use of domestic energy sources such as natural gas.  Texas Senate Bills 20 and 385 have been passed and authorize funding for approximately U.S. $16 million for natural gas vehicle rebates, which includes converting heavy-duty fleet vehicles to natural gas, and U.S. $4 million per year for the next two years for the establishment of natural gas stations between the cities of Dallas, San Antonio and Houston.  California, through the CEC with funds through Assembly Bill 118, has established the Natural Gas Vehicle Buy-Down Program, a rebate program to incentivize the deployment of natural gas and propane vehicles in all weight classes in California.  Funding for this program for 2012 was U.S. $12.7 million.  No date for 2013 applications has been announced.  California also has programs authorized by Proposition 1B that periodically make funding available to promote the use of cleaner heavy-duty trucks within the state.  Pennsylvania through House Bill 1950 authorizes U.S. $20 million over three years in vehicle and transit grants of up to U.S. $20,000 per vehicle.  Other states such as Louisiana, Oklahoma, and West Virginia offer state income tax credits for the purchase of alternative fuel vehicles including natural gas.

Our Principal Products and Services

We currently offer two main products and services at this time:

1.

Commercial forward cabin trucks that run on alternative fuels such as compressed natural gas (CNG) or liquefied propane gas (LPG)

2.

Conversion of existing vehicles to run on alternative fuels such as CNG, or LPG.

Commercial Forward Cab Trucks with Alternative Fuels

We currently offer commercial trucks (Classes 3, 4, 5, 6, 7) with dedicated natural gas fuel system for 6.0 liter Greenkraft/General Motor (GM) engines for 14,000 lbs. and above gross vehicle weight rating (GVWR) trucks and custom chassis manufacturers.  We offer a range of Class 3-7 cab-forward trucks based on chassis from JAC, China’s Anhui Jianghuai Automobile Company.  We then install 6.0-liter GM engines and our CNG fuel systems and adds Quantum Technologies’ tanks in the vehicle.  The CNG fuel systems are assembled by Greenkraft using parts manufactured by various suppliers.  The chassis and cabin are imported from overseas and the powertrain is assembled in the chassis.  Prior to order of the chassis, we provided specific design specifications to JAC to ensure that the chassis comply with US guidelines and specifications.  We have received California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) certification of 2013 and 2014 dedicated-compressed natural gas fuel systems for its 6.0-liter GM engines for 14,000 lbs. and above GVWR trucks.  We complete assembly (through the use of employees provided by CEE, LLC, an entity controlled by our president, George Gemayel) of the trucks and CNG fuel systems at its location in Santa Ana, CA.  We use our strategic partner, CEE, LLC for the testing of its engines prior to applying for the CARB and EPA certifications referred to above.  In addition, we used CEE, LLC and G&K Automotive, another strategic partner, in connection with research and development activities.  See “—Strategic Partners” below.

Customers

We have sold its alternative fuel trucks to Ryder System, Fox Transportation, Otto Environmental Systems, and City of Santa Monica.

Ryder System, Inc.—submitted purchase orders for 20 CNG trucks from Greenkraft. Greenkraft completed delivery of these trucks in the fourth quarter of 2014.
Fox Transportation—submitted purchase orders for 30 CNG trucks and 40 propane trucks. Greenkraft delivered the remaining 13 from the 30 trucks in first quarter of 2014.

Otto Environmental Systems – submitted a purchase order for 4 CNG trucks to be used in waste management industry.  Greenkraft delivered these trucks in third quarter 2014 upon receipt of payment from Otto.

City of Santa Monica – submitted a purchase order for 3 CNG trucks to be used in their fleet. Greenkraft delivered third quarter 2014.

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

In addition, we have dealer relationships with each of (i) Don Kahan Motor, Inc. for sales of CNG vehicles in Missouri and Kansas and parts of Illinois and (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania.  Each of these dealers has placed an order for 25 of our CNG trucks.  We expect to deliver trucks to these dealers in 2015.  We have had discussions with other dealers throughout the United States and intend to enter into formal relationships with these dealers upon completion and assembly of additional truck inventory.  There is no guarantee that we will enter into additional contracts or formal relationships with its current customers and additional dealers.

Convert Vehicles for Alternative Fuels

In addition to our offering of new commercial trucks in alternative fuels, we can convert other existing vehicles (such as vehicles manufactured by Ford or GM that do not currently run on alternative fuels) to allow engines to run on CNG or LPG instead of gas or diesel.  We converted 20 Isuzu trucks to CNG operation for Fox Transportation in 2013.  In addition, we have converted vehicles for other dealers including, without limitation, Tom’s Truck Center, Borhner Trucks, Rush Trucks and Rentals, and Thorson Motors.  Prior to 2014, all vehicle conversions were completed with employees provided by CEE, LLC, an entity controlled by our president, George Gemayel.  In 2014, we hired our own employees for vehicle conversions.

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

General Motors (GM)—Engines/Power Trains

In October 2011, Greenkraft entered into an agreement with GM under which Greenkraft will have access to GM motors and power trains for insertion into their alternative fuel trucks.  The agreement is for a 3-year term and expires on December 31, 2014.  However this agreement was extended to December 31, 2017.  Greenkraft has relationships with other suppliers of engines and power trains.  In the event that Greenkraft’s agreement with GM is terminated, it is confident that it could execute agreements with other suppliers for its engines on commercially reasonable terms.

Quantum Technologies—CNG tanks and tank assemblies

In December 2012, Greenkraft entered into $2.5 million purchase order and summary of terms with Quantum Fuel Systems, Inc. under which Quantum agreed to supply Greenkraft with 250 Type 4 30 GGE CNG cylinder tanks including assembly.  Greenkraft would be placing orders as needed for its trucks and conversions.  Greenkraft would continue placing Purchase orders up to the 250 tank packages.

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

Strategic Partners

We have a strategic relationship with CEE, LLC, an emission laboratory of which George Gemayel is the managing member.  CEE, LLC is recognized by EPA and CARB and has certified vehicles over 30 years.  CEE has also provided its employees to Greenkraft for its truck assembly and conversion jobs with the salaries paid for by CEE which is reflected as a capital contribution to Greenkraft by Mr. Gemayel.  Greenkraft does not have a written agreement with CEE LLC governing this relationship.  In 2014, Greenkraft hired its employees directly for truck assembly.  Greenkraft will continue to use CEE for testing of its engines to ensure CARB compliance.

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

Employees

As of December 31, 2014, we had 2 employees, including our executive officers George Gemayel and Sosi Bardakjian.  As of December 31, 2014, we have 18 employees, including our executive officers George Gemayel and Sosi Bardakjian.  Greenkraft has hired 16 employees in 2014.

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

Regulation—EPA Emissions & Certificate of Conformity

Our products are sold to commercial users.  Our alternative fuel engines are subject to approval for the U.S. EPA as well as state agencies such as the CARB.  We have received Certificates of Conformity from the EPA for our natural gas engines that go into vehicles (in excess of 14,000 lbs.) in both 2012, 2013, and 2014.  In addition the CARB has issued executive orders for 4.8 liter, and 6.0 liter CNG engines in 2012 and 6.0 liter propane engines in 2014 and 6.0 liter and 6.8 liter CNG engines in 2013 and 2014. In 2014, Greenkraft also applied for and obtained 6.0 liter and 6.8 liter GM and Ford Fuel delivery system certifications with EPA and CARB for 2015.

Competition

Competition in the automotive industry is intense and evolving.  We believe the impact of new regulatory requirements for vehicle emissions, technological advances in powertrain and shifting customer needs and expectations are causing the industry to evolve in the direction alternative fuel vehicles.  We believe the primary competitive factors in our markets include but are not limited to:

·

product quality and safety;

·

service options;

·

product performance;

·

product price; and

·

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

Not required.

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

Item 3.  Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.  We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTCQB Sheets under the symbol “GKIT”.  Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table sets forth the high and low sale prices for our Common Stock per quarter as reported by the OTCQB for the period from January 1, 2013 through December 31, 2014, based on our fiscal year end December 31.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High	$3.00	$3.00	$2.00	$2.30
2014 – Low	$1.70	$1.00	$2.00	$0.30
2013 – High	n/a	$1.00	$1.77	$1.70
2013 – Low	n/a	$1.00	$1.50	$1.70

Number of Holders

As of April 14, 2015, we had approximately 67 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2014	2013
Current Assets	$6,460,509	$3,017,867
Current Liabilities	$7,608,157	$5,127,276
Working Capital (Deficit)	($1,147,648)	($2,109,409)

Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013

Cash Flows Provided by (Used in) Operating Activities	$814,158	($1,062,560)
Cash Flows (Used in) Investing Activities	($1,517,195)	($243,874)
Cash Flows Provided by Financing Activities	$2,234,000	$1,056,873
Net Increase (Decrease) in Cash During Period	$1,530,963	($249,561)

Operating Revenues

During the year ended December 31, 2014 we earned revenues of $2,496,474 compared to revenues of $2,072,752 for the year ended December 31, 2013.

Operating Expenses and Net Loss

During the year ended December 31, 2014, we incurred operating expenses of $1,043,166 compared with operating expenses of $1,933,224 during the year ended December 31, 2013.

For the year ended December 31, 2014, we incurred a loss from operations of $1,109,291 compared with a net loss of $1,224,731 for the year ended December 31, 2013.

Liquidity and Capital Resources

As at December 31, 2014, we had a cash and cash equivalents balance of $2,113,832 and total assets of $6,553,270 compared with $582,869 of cash and total assets of $3,105,383 as at December 31, 2013.  The increase in cash was due to funds being injected into our company.

As at December 31, 2014, we had total liabilities of $7,608,157 compared with total liabilities of $5,127,276 at December 31, 2013.  The increase in total liabilities was attributed to increased deferred income.

As at December 31, 2014, we had a working capital deficit of $1,147,648 compared with a working capital deficit of $2,109,409 as at December 31, 2013.

Cash flow from Operating Activities

During the year ended December 31, 2014, we gained cash of $814,158 for operating activities as compared to use of $1,062,560 during the year ended December 31, 2013.  The decrease in cash used for operating activities during the year was due to an increase in deferred income.

Cash flow from Investing Activities

During the year ended December 31, 2014 we used net cash of $1,517,195 in investing activities compared to $243,874 during the year ended December 31, 2013.

Cash flow from Financing Activities

During the year ended December 31, 2014, we received proceeds of $2,234,000 from financing activities compared with $1,056,873 during the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8.  Financial Statements and Supplementary Data

GREENKRAFT, INC.

FINANCIAL STATEMENTS

December 31, 2014

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenkraft, Inc.

Santa Ana, California

We have audited the accompanying balance sheets of Greenkraft, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the related results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 24, 2015

GREENKRAFT, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,113,832	$582,869
Cash restricted	1,501,641	-
Accounts receivable	200,000	-
Inventories	2,625,803	2,216,136
Deferred financing cost	19,233	-
Deposits on inventory	-	218,862
Total current assets	6,460,509	3,017,867

Property, plant and equipment, net	92,761	87,516
Total assets	$6,553,270	$3,105,383
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$122,644	$394,400
Accounts payable - related party	428,834	302,889
Accrued liabilities	84,500	59,108
Deferred income	2,995,705	848,405
Other liabilities	75,000	-
Line of credit	1,999,558	1,605,558
Related party debt	1,901,916	1,916,916
Total current liabilities	7,608,157	5,127,276

Stockholders’ deficit:
Common stock, 400,000,000 shares authorized, 88,882,718 and 85,115,660 shares issued and outstanding, respectively	88,883	85,116
Additional paid-in capital	3,122,197	1,049,667
Accumulated deficit	(4,265,967)	(3,156,676)
Total stockholders’ deficit	(1,054,887)	(2,021,893)
Total liabilities and stockholders' deficit	$6,553,270	$3,105,383

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2014	2013
Revenue	$2,496,474	$2,072,752
Revenue - related party	-	109,611
Total Revenue	2,496,474	2,182,363
Cost of revenue	2,464,227	1,415,951
Gross Profit	32,247	766,412
Costs and expenses:
Research and development	26,184	86,926
Selling, general and administrative	1,016,982	1,846,298
Total costs and expenses	1,043,166	1,933,224
Loss from operations	(1,010,919)	(1,166,812)
Interest expense	(100,039)	(58,066)
Interest income	1,667	147
Net loss	$(1,109,291)	$(1,224,731)

Basic and Diluted loss per share	$(0.01)	$(0.01)
Basic and Diluted Weighted average number of common shares outstanding	87,893,385	83,144,908

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2012	83,000,000	83,000	657,972	(1,931,945)	(1,190,973)

Reserve merger adjustment	2,115,660	2,116	(2,116)	-	-

Contributed payroll	-	-	280,238	-	280,238

Contributed officer salary	-	-	72,000	-	72,000

Contributed testing expense	-	-	225,000	-	225,000

Contributed rent	-	-	1,200	-	1,200

Distributions to owner	-	-	(184,627)	-	(184,627)

Net loss	-	-	-	(1,224,731)	(1,224,731)

Balances, December 31, 2013	85,115,660	$ 85,116	$ 1,049,667	$ (3,156,676)	$ (2,021,893)

Contributed payroll			120,768		120,768

Contributed officer salary			72,000		72,000

Stock issued for cash	3,620,000	3,620	1,806,380		1,810,000

Stock issued as fund raising expense	147,058	147	73,382		73,529

Net loss				(1,109,291)	(1,109,291)

Balances, December 31, 2014	88,882,718	88,883	3,122,197	(4,265,967)	(1,054,887)

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,109,291)	$(1,224,731)
Adjustments to net loss to reconcile net loss to net cash used in operating activities:
Contributed payroll	120,768	280,238
Contributed rent	-	1,200
Contributed testing expense	-	225,000
Contributed officer salary	72,000	72,000
Stock issued as fund raising expense	73,529	-
Amortization of deferred financing cost	10,767	7,150
Depreciation expense	10,309	6,358
Impairment expense	-	150,000
Changes in operating assets and liabilities:
Accounts receivable	(200,000)	-
Inventory	(409,667)	(1,842,596)
Deposits on inventory	218,862	786,817
Accounts payable	(271,756)	256,557
Accounts payable - related party	125,945	302,889
Accrued liabilities	25,392	(346,892)
Deferred income	2,147,300	263,450
Net cash provided by (used in) operating activities	814,158	(1,062,560)

Cash flows from investing activities:
Cash paid for acquisition of Sunrise Global, Inc.	-	(150,000)
Increase in restricted cash	(1,501,641)	-
Purchase of property, plant and equipment	(15,554)	(93,874)
Net cash used in investing activities	(1,517,195)	(243,874)

Cash flows from financing activities:
Borrowings under lines of credit	394,000	1,165,000
Cash paid for deferred financing cost	(30,000)	-
Capital distribution	-	(15,093)
Proceeds from sale of stock	1,810,000	-
Proceeds received for potential future stock issuance	75,000	-
Repayment of related party debt	(15,000)	(93,034)

Net cash provided by financing activities	2,234,000	1,056,873
Net change in cash	1,530,963	(249,561)
Cash at beginning of period	582,869	832,430
Cash at end of period	$2,113,832	$582,869

Supplemental cash flow information:
Cash paid for interest	$100,039	$38,673
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Reverse merger adjustment	$-	$2,116
Distribution of bank line of credit proceeds to owner	$-	$169,534

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

NOTE 1—ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.  Greenkraft, Inc. is a manufacturer and distributor of automotive products.  We manufacture commercial forward cabin trucks for vehicles weighing from 10,001 lbs. to 33,000 lbs. in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum-based fuels to natural gas and propane fuels.

Basis of Presentation – The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Concentration of credit risk –Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables.  The Company places its cash with high credit quality financial institutions.  At times such cash may be in excess of the FDIC limit.  With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company has no cash equivalents as of December 31, 2014.  We do have restricted cash in the amount of $1,501,641 which will be utilized for a stand by letter of credit requested by suppliers.

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2014 and 2013, the Company characterized $0 and $0 as uncollectible, respectively.  At December 31, 2014, the accounts receivable represent one customer from the sale of trucks.

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

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets.  Costs associated with repair and maintenance are expensed as incurred.  Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment’s held by the Company.  Depreciation expense of $10,309 and $6,358 are recognized for the year ended December 31, 2014 and 2013.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred.  During the years ended December 31, 2014 and 2013, $26,184 and $86,926, respectively, were expensed as research and development costs.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  $0 and $150,000 impairment losses were recognized for the years ended December 31, 2014 and 2013, respectively.

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

Non-Employee Stock-Based Compensation -  The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  As there was a net loss for the year ended December 31, 2014 and 2013, basic and diluted losses per share are the same for the year ended December 31, 2014 and 2013.

Related Parties - A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow

NOTE 2 – RELATED PARTY TRANSACTIONS

First Standard Real Estate LLC is the owner of 2530 S. Birch Street, Santa Ana, California 92707 where Greenkraft uses office space.  Our CEO is an owner of First Standard Real Estate.  During 2013, Greenkraft recognized $1,200 of contributed rent expense related to this space.  From January 2013 to March 2013, Greenkraft paid $15,000 for warehouse space to store parts before it moved into the leased space.  As of December 31, 2013, no amount is owed to First Standard Real Estate LLC.  There is no space rented from First Standard Real Estate in 2014.

The Defiance Company, LLC is owned by our CEO.  As of December 31, 2014 and December 31, 2013, accounts payable to Defiance is $285,389 and $285,389, respectively, for amounts paid by Defiance Company, LLC on behalf of Greenkraft.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

As of December 31, 2014 and December 31, 2013 Greenkraft owed a total of $1,901,916 and $1,916,916, respectively, to our owner and his related entities.  All amounts are due on demand, unsecured and do not bear interest.  During 2014 and 2013, the Company repaid $15,000 and $93,034 under these related party notes.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  Our President is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the years ended December 31, 2014, or 2013.

CEE, LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft.  Our President is an owner of CEE, LLC.  During 2014, and 2013, Greenkraft recognized $0 and $225,000, respectively, of contributed research and development expenses, and $120,768 and $280,238, respectively, of contributed payroll expense related to the shared employees.  In 2013 CEE borrowed $169,534 under Greenkraft LOC and for 2014 it was $0.  In 2013 Greenkraft paid $15,093 on CEE’s behalf.  Also for 2014 Greenkraft owes CEE for insurance that CEE paid for employees of Greenkraft in the amount of $5,945 as of December 31, 2014.

First Warner Properties LLC is the owner of 2215 S Standard Ave Santa Ana CA 92707.  Our president is a member of First Warner.  Greenkraft leased the property as assembly plant from First Warner.  The term of the lease agreement is from April 1, 2013 to April 1, 2018, with a monthly rent of $17,500.  A new lease agreement was signed.  The term of the new lease agreement is from July 1, 2014 to June 30, 2019, with a monthly rent of $27,500.  The total rent expense for December 31, 2014 and 2013 was $270,000, and $157,500, respectively.  As of December 31, 2014 First Warner Properties LLC was owed $137,500 and for 2013 the amount owed was $17,500.

Our CEO does not charge us a salary and therefore we have recognized $72,000 and $72,000 for 2014 and 2013, respectively of contributed salary expense.

NOTE 3 – FIXED ASSETS

For the years ended December 31, 2014 and 2013, depreciation expense of fixed assets totaled approximately $10,309 and $6,358, respectively.  For the year 2014 we purchased fixed assets of $15,554.  The amount purchased in 2013 was $93,874.  Fixed assets comprised the following as of December 31, 2014 and 2013.

2014

2013

Equipment

$109,428

$93,874

Less Accumulated Depreciation

($16,667)

($6,358)

Total

$92,761

$87,516

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

NOTE 4 – LINE OF CREDIT

In March 2012, Greenkraft entered into an agreement with Pacific Premier Bank for a $3,500,000 line of credit.  The line of credit was due on April 10, 2013 and bears interest at the prime rate plus 1%.  The line of credit is secured by certain real property owned by the majority shareholder and inventory.

A condition to the line of credit is a full banking relationship.  If the conditions are not met or should cease to be met, then interest rate and interest ceiling provided under the note shall immediately increase by 5.000 percentage points.  As of December 31, 2014 Greenkraft is deemed to have a full banking relationship with Pacific Premier Bank.

On July 15, 2013, the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.

On August 22, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank under which it extended the Maturity Date until August 22, 2015.  The cost to modify the loan for 2014 was $4,052.50.  In addition, under the Modification Agreement, Pacific Premier agreed to issue a $3,000,000 standby letter of credit in favor a supplier from whom Greenkraft purchases products in connection with its production of alternative fuel trucks.  In connection with this letter of credit, Greenkraft authorized Pacific Premier to draw an additional $1,500,000 under its note for any funds paid or required to be paid by Pacific Premier under the letter of credit.  Thus the current maximum amount available under the line of credit is $3,500,000.  There was a fee of $30,000 in connection with the letter of credit.  In addition Greenkraft has a restricted deposit of $1,500,000 with pacific premier that is being used as collateral for letter of credit.  The letter of credit will expire in August 2015.  The $30,000 fee is classified as deferred financing cost on balance sheet, and it is amortized over the term of the letter of credit.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”.  The Company determined the modification is not substantial and did not result in an extinguishment.

Along with the August 22, 2014 Loan Modification, the Company acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the “Covenant Violations”).  Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of the Company’s financial statements for the year ended December 31, 2014.  Pacific Premier reserved its rights to strictly enforce these covenants on us after their receipt of the Company’s December 31, 2014 financial statements.  The Company is not in compliance with the debt covenants as of December 31, 2014.  The Company is in the process of obtaining a waiver from the bank, but it is not guaranteed that a waiver will be issued.

During 2014, the Company made draws of $394,000 and amortized $10,767 of deferred financing cost.  During 2013, the Company borrowed $1,165,000 under the line of credit.  Additionally, $169,534 was borrowed under the line of credit by CEE, LLC, a related party.  See Note 2.  The total amount borrowed under the line of credit was $1,999,558 as of December 31, 2014 and $1,605,558 as of December 31, 2013.  As of December 31, 2014, the available amount under the letter of credit had not been used.  However the total unused available amount under the line of credit is about $400 as of December 31, 2014.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

NOTE 5 – CONTINGENT EQUITY LINE OF CREDIT

On February 11, 2014, the Company entered into an Investment Agreement with Kodiak Capital LLC.  The agreement provides the Company with financing whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $5.0 million (put shares) during a defined period of time.  The Company has the right to deliver from time to time a put notice to Kodiak stating the dollar amount of put shares the Company intends to sell to Kodiak with the price per share based on the following formula: eighty three percent (83%) of the lowest volume weighted average price of the Company’s common stock during the period beginning on the date of the put notice and ending five (5) days thereafter.

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

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

In connection with the Investment Agreement, on February 12, 2014, we issued Kodiak 147,058 shares as a commitment fee.  The Company estimated the fair value of the common stock issued to be $73,529.  This value is decided based on market trading price of the Company’s common stock on stock grant date.  The shares are accounted for as a fund raising expense which is included in statement of operations.

NOTE 6 – COMMON STOCK

During 2014 the company sold 3,620,000 shares at $0.50 per share for gross proceeds of $1,810,000.

As of December 31, 2014, the Company received $75,000 in deposits to be applied to the purchase of 150,000 shares pending successful completion of the subscription process.

On February 11, 2014, the Company entered into an investment with the Kodiak Capital Group, LLC to provide up to $5 million of additional equity capital.  147,058 shares were issued to the investor as a commitment fee.  See note 5.

NOTE 7 – MAJOR CUSTOMERS

In 2014, revenues were from a few different customers for Greenkraft trucks who accounted for 83% of the revenues.  We had three customers each making up 10% or more of total truck sales revenue.  The customers individually made up 31%, 27%, and 10%. The remaining revenues were from several vehicle dealers for conversions of Isuzu and Ford trucks at a percentage of 17%.

In 2013, the main revenues were from truck sales.  In 2013, revenues were from two different customers for Greenkraft trucks who accounted for 67% of the revenues, one at 40% and one at 26%.  The remaining revenues were from several vehicle dealers for conversions of Isuzu and Ford trucks at a percentage of

33%.

NOTE 8 – ACQUISITION OF SUNRISE GLOBAL, INC.

In May 2013, Greenkraft, Inc. purchased a majority share of Sunrise Global, Inc. for $150,000 in a private transaction.  Sunrise Global, Inc. was a publicly traded company with nominal assets, liabilities and operations.  As a result, the entire purchase price was allocated to goodwill and immediately impaired due to Sunrise Global, Inc. having no operations or expected future cash flows.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

NOTE 9 – COMMITMENT AND CONTINGENCIES

Greenkraft has a lease agreement with First Warner for rent.  See Note 2.  Future rental payments payable to the landlord under the lease as of December 31, 2014 were as follows:

2015

$330,000

2016

$330,000

2017

$330,000

2018

$330,000

2019

$165,000

Total

$1,485,000

NOTE 10 – INCOME TAXES

Greenkraft uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2014, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,585,432 at December 31, 2014, and will expire beginning in the years 2031.  At December 31, 2014 and 2013, deferred tax assets consisted of the following:

2014

2013

Deferred tax assets

879,047

592,429

Less: Valuation allowance

(879,047)

(592,429)

Net deferred tax assets

              -

-

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that our internal controls over financial reporting are ineffective as of December 31, 2014.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which existed as of December 31, 2014 are:

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

MaloneBailey, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at five.

Our current directors and officers are as follows:

NAME	AGE	POSITION
Executive Officers and Directors:

George Gemayel	64	Chairman, President and Secretary
Sosi Bardakjian	36	Chief Financial Officer and Director
Evan Ginsburg	72	Director
Assadour (Ace) Sarafian	57	Director
Miguel Pulido	58	Director

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

George Gemayel, President, Secretary and Chairman of the Board of Directors.  Mr. Gemayel was appointed as President, Secretary and Chairman of our Board of Director on May 16, 2013.  Mr. Gemayal has extensive knowledge and experience in the automotive industry and in the fields of automotive emissions and testing.  In 2008, Mr. Gemayel founded Greenkraft, Inc., a privately held manufacturer of trucks, engines, and alternative fuel systems that are powered by natural gas and propane fuels, and has been its Chief Executive Officer since that time.  Since 1982, Mr. Gemayel has also been the President and sole director and shareholder of G & K Automotive, Inc., a California corporation that modifies and certifies foreign motor vehicles.  Since 2000, Mr. Gemayel has been a member of CEE, LLC, a California limited liability company and full service vehicle and engine testing facility.

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

Miguel Pulido, Director.  Mr. Pulido was appointed as a Director in connection with the consummation of the Acquisition.  Mr. Pulido currently serves as the Mayor of Santa Ana, a position he has occupied since 1994.  Prior to his election as Mayor of Santa Ana, Mr. Pulido served on the Santa Ana City Council from 1986 to 1984.  Mr. Pulido also currently serves on the Governing Board of the South Coast Air Quality Management District (AQMD), which is responsible for air pollution control and clean air standards to protect public health.  Mr. Pulido also serves as the Chair of the Energy Committee within the U.S. Conference of Mayors, a national organization dedicated to advocating public policy initiatives and funding programs to benefit cities.  He is also a board member of the Fullerton Community Bank, Great Park Corporation, Pacific Symphony, Discovery Science Center, the UCI Foundation, and the Bowers Museum President’s Advisory Council.

Director Independence and Qualifications

Our Board of Directors has determined that Messrs. Ginsburg, Sarafian and Pulido are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” below.

We considered Mr. Gemayel’s prior experience in the automotive industry, including his positions with G & K Automotive, Inc., a California corporation that modifies and certifies foreign motor vehicles and CEE, LLC, a California limited liability company and full service vehicle and engine testing facility in concluding that he was qualified to serve as one of our directors.  Regarding Ms. Bardakjian, we considered her experience in financial and accounting experience as important factors in concluding that she was qualified to serve as one of our directors.  Regarding Mr. Ginsburg, we considered his legal experience as an important factor in concluding that he was qualified to serve on our board of directors.  Regarding Mr. Sarafian, we considered his experience in owning and operating a successful business for over 30 years as important factors in concluding that he was qualified to serve on our board of directors.  Regarding Mr. Pulido, we considered his experience on the Energy Committee as well as the contacts and experience as Mayor of Santa Ana as important factors in concluding that he was qualified to serve as one of our directors.

Significant Employees

There are no individuals other than our directors and officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

·

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2014 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.  Companies whose equity securities are listed for trading on the OTCQB are not currently required to implement a code of ethics.

Director Nominees

As of December 31, 2014 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2014.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Gemayel, Chairman, President, Secretary	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Sosi Bardakjian, Chief Financial Officer, Director	2013	0	0	0	0	0	0	0	0
	2014	29,250	0	0	0	0	0	0	29,250
Evan Ginsburg, Director	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Assadour (Ace) Sarafian, Director	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Miguel Pulido, Director	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our common stock as of April 14, 2015 by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.  Except as otherwise listed below, the address of each person is 2530 S. Birch Street, Santa Ana, CA 92707.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	George Gemayel	83,000,000	93.4%
Common	Sosi Bardakjian	0	0%

Common	Evan Ginsburg	0	0%
Common	Assadour (Ace) Sarafian	0	0%
Common	Miguel Pulido	0	0%
	All Executive Officers and Directors as a Group	83,000,000	93.4%

(1)

Calculated based on issued and outstanding shares of 88,882,718 as April 14, 2015

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of December 31, 2014 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence Director Independence

The OTCQB on which our common shares are listed on does not have any director independence requirements.  We also do not have a definition of independence as our directors also hold positions executive officer positions with us.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regards to this definition.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, MaloneBailey, LLP for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013 and any other fees billed for other services rendered during that period.

Description of Service	Year ended December 31, 2014 ($)	Year ended December 31, 2013 ($)
Audit fees	42,619	26,355
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	42,619	26,355

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2014

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
2.1	Securities Purchase Agreement dated as of December 5, 2013 by and among Sunrise Global, Inc., Greenkraft, Inc. and the shareholders of Greenkraft, Inc. (1)
3.1	Articles of Incorporation of Greenkraft, Inc. (f/k/a Sunrise Global, Inc.), a Nevada corporation (2)
3.2	Articles of Incorporation of Greenkraft, Inc., a California corporation (1)
3.3	Bylaws of Greenkraft, Inc.(f/k/a Sunrise Global, Inc.), a Nevada corporation (2)
3.4	Bylaws of Greenkraft, Inc., a California corporation (1)
3.5	Articles of Merger dated December 11, 2013 between Sunrise Global, Inc., a Nevada corporation and Greenkraft, Inc., a Nevada corporation. (3)
3.6	Certificate of Change dated December 13, 2013 filed with the Nevada Secretary of State (3)
4.1	Promissory Note dated March 13, 2012 in the amount of up to $3,500,000 issued by Greenkraft, Inc. in favor of Pacific Premier Bank.(1)
10.1	Investment Agreement dated February 6, 2014 between Greenkraft, Inc. a Nevada corporation and Kodiak Capital LLC. (5)
10.2	Registration Rights Agreement dated February 6, 2014 between Greenkraft Inc., a Nevada corporation and Kodiak Capital LLC.(5)
10.3	Business Loan Agreement dated March 13,2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.4	Commercial Security Agreement dated March 31, 2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.5	Commercial Lease Agreement dated April 1, 2013 between First Warner Properties and Greenkraft, Inc. (1)
10.6	Loan Modification Agreement dated July 15, 2013 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.7	Loan Modification Agreement dated December 26, 2013 between Greenkraft, Inc. and Pacific Premier Bank (4)
10.8	Commercial Guaranty dated December 26, 2013 by Greenkraft, Inc., a Nevada corporation in favor of Pacific Premier Bank (4)
21.1	Subsidiaries (6)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2013 (File No. 000-53047) and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 11, 2007 (File No. 333-142836) and incorporated herein by reference.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 16, 2013 (File No. 000-53047) and incorporated herein by reference.
(4)	Filed as an exhibit to our Amendment No. 1 to Current Report on Form 8-K filed with the SEC on January 29, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.

Date: April 24, 2015	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Gemayel George Gemayel	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2015

/s/ Sosi Bardakjian Sosi Bardakjian	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 24, 2015

/s/ Evan Ginsburg	Director	April 24, 2015
Evan Ginsburg

/s/ Assadour Sarafian	Director	April 24, 2015
Assadour Sarafian

/s/ Miguel A. Pulido	Director	April 24, 2015
Miguel A. Pulido

