Form 10-Q
period 2015-03-31
GREENKRAFT, INC.
filed 2015-05-20
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53047

GREENKRAFT, INC.

(Name of Small Business Issuer in its charter)

Nevada	20-8767728
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2530 S. Birch Street Santa Ana, California	92707
(Address of principal executive offices)	(Zip Code)

(714) 545-7777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2015 the registrant had 88,882,718 shares of common stock outstanding.

GREENKRAFT, INC.

2

PART I – FINANCIAL INFORMATION

GREENKRAFT, INC.

FINANCIAL STATEMENTS

March 31, 2015

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3

GREENKRAFT, INC.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,239,830	$2,113,832
Cash restricted	1,502,752	1,501,641
Accounts receivable	200,000	200,000
Inventories	2,321,826	2,625,803
Deferred financing cost	12,021	19,233
Total current assets	6,276,429	6,460,509

Property, plant and equipment, net	90,025	92,761
Total assets	$ 6,366,454	$ 6,553,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$375,992	$122,644
Accounts payable - related party	511,334	428,834
Accrued liabilities	92,735	84,500
Deferred income	2,280,205	2,995,705
Other liabilities	75,000	75,000
Line of credit	1,999,558	1,999,558
Related party debt	1,901,916	1,901,916
Total current liabilities	7,236,740	7,608,157

Stockholders’ deficit:
Common stock, 400,000,000 shares authorized, 88,882,718 and 88,882,718 shares issued and outstanding, respectively	88,883	88,883
Additional paid-in capital	3,140,197	3,122,197
Accumulated deficit	(4,099,366)	(4,265,967)
Total stockholders’ deficit	(870,286)	(1,054,887)
Total liabilities and stockholders' deficit	$6,366,454	$6,553,270

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

STATEMENTS OF OPERATIONS

Unaudited

	3 Months Ended March 31,	3 Months Ended March 31,
	2015	2014
Revenue	$5,086,615	$1,282,461
Cost of revenue	4,557,209	856,597
Gross Profit	529,406	425,864
Costs and expenses:
Research and development	1,551	1,034
Selling, general and administrative	333,203	352,477
Total costs and expenses	334,754	353,511
Income (Loss) from operations	194,652	72,353
Interest expense	(29,163)	(33,726)
Interest income	1,112	2
Net Income (Loss)	$166,601	$38,629

Basic and Diluted Income (Loss) per share	$0.00	$0.00
Basic and Diluted Weighted average number of common shares outstanding	88,882,718	87,893,385

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	3 Months Ended March 31,	3 Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$166,601	$38,629
Adjustments to net income (loss) to reconcile net loss to net cash used in operating activities:
Contributed payroll	-	85,000
Contributed officer salary	18,000	-
Stock issued as fund raising expense	-	73,529
Amortization of deferred financing cost	7,212	-
Depreciation expense	2,736	-
Changes in operating assets and liabilities:
Inventory	303,977	476,685
Accounts payable	253,348	(61,354)
Accounts payable - related party	82,500	-
Accrued Expenses	-	27,440
Accrued liabilities	8,235	-
Deferred income	(715,500)	974,000
Net cash provided by (used in) operating activities	127,109	1,613,929

Cash flows from investing activities:
Increase in restricted cash	(1,111)	-
Net cash used in investing activities	(1,111)	-

Cash flows from financing activities:
Borrowings under lines of credit	-	300,000
Proceeds from sale of stock	-	795,000
Proceeds received for potential future stock issuance	-	605,000
Repayment of related party debt	-	(10,000)

Net cash provided by (used in) financing activities	-	1,690,000
Net change in cash	125,998	3,303,929
Cash at beginning of period	2,113,832	582,869
Cash at end of period	$2,239,830	$3,886,798

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$14,636	$22,214

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our President and controlling stockholder.   As of March 31, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

CEE, LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft in the past. Our President is an owner of CEE, LLC. During the three months ended March 31, 2015, Greenkraft did not have any services performed by CEE, LLC and as of March 31, 2015 and December 31, 2014, Greenkraft owes CEE the amount of $5,945 for insurance.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  Our President is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the three months ended March 31, 2015.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our President is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. The total rent expense for the three months ended March 31, 2015, and 2014 was $82,500, and 52,500 respectively. As of March 31, 2015 and December 31, 2014, $220,000, and $137,500, respectively, was owed to First Warner.

Our CEO does not charge us a salary and therefore we have recognized $18,000 and $0 for the three months ended March 31, 2015 and 2014, respectively of contributed salary expense

NOTE 3 – LINE OF CREDIT

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

Along with the August 22, 2014 Loan Modification, the Company acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the “Covenant Violations”).  Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of the Company’s financial statements for the year ended December 31, 2014.  Pacific Premier reserved its rights to strictly enforce these covenants on us after their receipt of the Company’s December 31, 2014 financial statements.  The Company is not in compliance with the debt covenants as of March 31, 2015.  The Company is in the process of obtaining a waiver from the bank, but it is not guaranteed that a waiver will be issued.

During the three months ended March 31, 2015, Greenkraft did not make any draws on the line.  As of March 31, 2015 and December 31, 2014, the total amount outstanding is $1,999,558. Deferred financing cost amortized during the three months ended March 31, 2015 is $7,212. As of March 31, 2015, the available amount under the letter of credit had not been used. However the total unused available amount under the line of credit is about $400 as of March 31, 2015.

GREENKRAFT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

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

In connection with the Investment Agreement, on February 12, 2014, we issued Kodiak 147,058 shares of our common stock as a commitment fee.  The Company estimated the fair value of the common stock issued to be $73,529

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our address is 2530 S. Birch Street, Santa Ana, CA and our telephone number is (714) 545-7777.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operation

Liquidity and Capital Resources

As of March 31, 2015, and December 31, 2014 we had cash and cash equivalents of $2,239,830 and $2,113,832 respectively, and a working capital deficit of $960,311 and $1,147,648 respectively.  As of March 31, 2015 and December 31, 2014 our accumulated deficit was $4,099,366 and $4,265,967 respectively.

We received net cash of $127,109 from operating activities for the three months ended March 31, 2015 compared to receiving net cash of $1,613,929 in operating activities for the same period in 2014.  We used net cash of $1,111 in investing activities for the three months ended March 31, 2015 compared to using net cash of $0 in investing activities for the same period of 2014.  We did not receive any cash from financing activities for the three months ended March 31, 2015 compared to receiving net cash of $1,690,000 for the same period in 2014.  The reason for the decrease is because in first quarter of 2014 was the first time Greenkraft offered stocks for sale in a private placement.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

We earned revenues of $5,086,615 during the three months ended March 31, 201 compared to earning revenues of $1,282,461 during the same period in 2014.  The reason for the increase is Greenkraft worked on additional projects with vehicles.

Net Income

We earned net income of $166,601 for the three months ended March 31, 2015, compared to earning net income of $38,629 for the same period in 2014.  The reason for the increase is due to additional projects.  Our basic and diluted loss per share was $0.00 for the three months ended March 31, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses decreased from $353,511 to $334,754 for the three months ended March 31, 2015 compared to the same period in 2014.  This decrease in expenses is mostly due to lower selling and general and administrative fees.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business.  We are a manufacturer and distributor of automotive products.  We manufacture commercial forward trucks for vehicle classes 3, 4, 5, 6, and 7 (GVW ranging from 10,001 lbs. to 33,000 lbs.) in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum based fuels to natural gas and propane fuels.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls August become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures August deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company had ineffective internal control over financial reporting as of March 31, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 18, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC. (REGISTRANT)
Date: May 20, 2015	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: May 20, 2015	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

