Form 10-Q
period 2015-06-30
GREENKRAFT, INC.
filed 2015-08-19
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2015 the registrant had 88,882,718 shares of common stock outstanding.

GREENKRAFT, INC.

2

PART I – FINANCIAL INFORMATION

GREENKRAFT, INC.

FINANCIAL STATEMENTS

June 30, 2015

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3

GREENKRAFT, INC.

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$2,307,676	$2,113,832
Cash restricted	1,503,876	1,501,641
Accounts receivable	333,791	200,000
Inventories	2,165,469	2,625,803
Deferred financing cost	4,809	19,233
Total current assets	6,315,621	6,460,509

Property, plant and equipment, net	87,289	92,761
Total assets	$ 6,402,910	$ 6,553,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$158,613	$122,644
Accounts payable - related party	593,834	428,834
Accrued liabilities	92,440	84,500
Deferred income	2,741,818	2,995,705
Other liabilities	75,000	75,000
Line of credit	1,998,850	1,999,558
Related party debt	1,901,916	1,901,916
Total current liabilities	7,562,471	7,608,157

Stockholders’ deficit:
Common stock, 400,000,000 shares authorized, 88,882,718 and 88,882,718 shares issued and outstanding, respectively	88,883	88,883
Additional paid-in capital	3,158,197	3,122,197
Accumulated deficit	(4,406,641)	(4,265,967)
Total stockholders’ deficit	(1,159,561)	(1,054,887)
Total liabilities and stockholders' deficit	$6,402,910	$6,553,270

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended June 30,	3 Months Ended June 30,	6 Months Ended June 30,	6 Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,784,036	$65,950	$6,870,651	$1,348,411
Cost of revenue	1,867,748	39,286	6,424,957	895,883
Gross Profit (Loss)	(83,712)	26,664	445,694	452,528
Costs and expenses:
Research and development	1,550	5,736	3,101	6,770
Selling, general and administrative	195,161	439,801	528,364	792,278
Total costs and expenses	196,711	445,537	531,465	799,048
Income (Loss) from operations	(280,423)	(418,873)	(85,771)	(346,520)
Interest expense	(27,978)	(8,593)	(57,141)	(42,319)
Interest income	1,126	1	2,238	3
Net Income (Loss)	$(307,275)	$(427,465)	$(140,674)	$(388,836)

Basic and Diluted Income (Loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted average number of common shares outstanding	88,882,718	88,198,432	88,882,718	86,894,506

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,	6 Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$(140,674)	$(388,836)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Contributed payroll	-	120,768
Contributed officer salary	36,000	-
Stock issued as fund raising expense	-	73,529
Amortization of deferred financing cost	14,424	-
Depreciation expense	5,472	-
Changes in operating assets and liabilities:
Accounts Receivable	(133,791)	-
Inventory	460,334	487,603
Accounts payable	35,969	(91,742)
Accounts payable - related party	165,000	(17,500)
Accrued Expenses	7,940	11,984
Deferred income	(253,887)	1,199,000
Net cash provided by (used in) operating activities	196,787	1,394,806

Cash flows from investing activities:
Cash paid for purchase of fixed assets	-	(5,727)
Increase in restricted cash	(2,235)	-
Net cash used in investing activities	(2,235)	(5,727)

Cash flows from financing activities:
Borrowings (repayments) under lines of credit	(708)	394,000
Proceeds from sale of stock	-	1,790,000
Proceeds received for potential future stock issuance	-	75,000
Repayment of related party debt	-	(15,000)

Net cash provided by (used in) financing activities	(708)	2,244,000
Net change in cash	193,844	3,633,079
Cash at beginning of period	2,113,832	582,869
Cash at end of period	$2,307,676	$4,215,948

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$35,638	$47,263

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our President and controlling stockholder.   As of June 30, 2015 accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2014.

As of June 30, 2015, and December 31, 2014, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

CEE, LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft in the past. Our President is an owner of CEE, LLC. During the six months ended June 30, 2015, Greenkraft did not have any services performed by CEE, LLC and as of June 30, 2015 and December 31, 2014, Greenkraft owes CEE the amount of $5,945 for insurance.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  Our President is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the six months ended June 30, 2015.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our President is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. The total rent expense for the six months ended June 30, 2015 and 2014 was $165,000 and 105,000, respectively. As of June 30, 2015 and December 31, 2014, $302,500 and $137,500, respectively, was owed to First Warner.

Our CEO does not charge us a salary and therefore we have recognized $36,000 for the six months ended June 30, 2015 of contributed salary expense.

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

On August 22, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank under which it extended the Maturity Date until August 22, 2015.  The cost to modify the loan for 2014 was $4,052.50.  In addition, under the Modification Agreement, Pacific Premier agreed to issue a $3,000,000 standby letter of credit in favor of a supplier from whom Greenkraft purchases products in connection with its production of alternative fuel trucks.  In connection with this letter of credit, Greenkraft authorized Pacific Premier to draw an additional $1,500,000 under its note for any funds paid or required to be paid by Pacific Premier under the letter of credit.  Thus the current maximum amount available under the line of credit is $3,500,000.  There was a fee of $30,000 in connection with the letter of credit.  In addition Greenkraft has a restricted deposit of $1,500,000 with pacific premier that is being used as collateral for letter of credit.  The letter of credit will expire in August 2015.  The $30,000 fee is classified as deferred financing cost on balance sheet, and it is amortized over the term of the letter of credit.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”.  The Company determined the modification is not substantial and did not result in an extinguishment.

Along with the August 22, 2014 Loan Modification, the Company acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the “Covenant Violations”).  Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until the receipt of the Company’s financial statements for the first quarter March 31, 2015.   The Company is not in compliance with the debt covenants as of June 30, 2015. However, the Company is in the process of renewing the credit facility which expires on August 22, 2015. The bank has already indicated interest to renew the credit facility and the company is working on the structure and terms.

During the six months ended June 30, 2015, Greenkraft did not make any draws on the line.  The Company made a repayment of $708 on the line. As of June 30, 2015 and December 31, 2014, the total amount outstanding is $1,998,850 and $1,999,558, respectively. Deferred financing cost amortized during the six months ended June 30, 2015 is $14,424. As of June 30, 2015, the available amount under the letter of credit had not been used. However the total unused available amount under the line of credit is about $1,150 as of June 30, 2015.

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

The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operation

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $2,307,676 and a working capital deficit of $1,246,850.  As of June 30, 2015 our accumulated deficit was $4,406,641.

We received net cash of $196,787 from operating activities for the six months ended June 30, 2015 compared to receiving net cash of $1,394,806 in operating activities for the same period in 2014.  We used net cash of $2,235 in investing activities for the six months ended June 30, 2015 compared to using net cash of $5,727 in investing activities for the same period of 2014.  We used net cash of $708 in financing activities for the six months ended June 30, 2015 compared to receiving net cash of $2,244,000 for the same period in 2014.

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

We earned revenues of $1,784,036 during the three months ended June 30, 2015 compared to earning revenues of $65,950 during the same period in 2014.

Net Income/Loss

We had a net loss of $307,275 for the three months ended June 30, 2015, compared to a net loss of $427,465 for the same period in 2014.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses decreased from $445,537 to $196,711 for the three months ended June 30, 2015 compared to the same period in 2014.  This decrease in expenses is mostly due to lower selling, general and administrative expenses.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

We earned revenues of $6,870,651 during the six months ended June 30, 2015 compared to earning revenues of $1,348,411 during the same period in 2014.

Net Income/Loss

We had a net loss of $140,674 for the six months ended June 30, 2015, compared to a net loss of $388,836 for the same period in 2014.  Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses decreased from $799,048 to $531,465 for the six months ended June 30, 2015 compared to the same period in 2014.  This decrease in expenses is mostly due to lower selling, general and administrative expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company had ineffective internal control over financial reporting as of June 30, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of June 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 19, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GREENKRAFT, INC. (REGISTRANT)
Date: August 19, 2015	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: August 19, 2015	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

