Form 10-Q
period 2015-09-30
GREENKRAFT, INC.
filed 2015-11-16
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2015, the registrant had 88,882,718 shares of common stock outstanding.

GREENKRAFT, INC.

2

PART I – FINANCIAL INFORMATION

GREENKRAFT, INC.

FINANCIAL STATEMENTS

September 30, 2015

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED FINANCIAL STATEMENTS

GREENKRAFT, INC.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2015	2014
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$1,497,023	$2,113,832
Cash restricted	1,505,014	1,501,641
Accounts receivable	-	200,000
Inventories	2,155,246	2,625,803
Deferred financing cost	-	19,233
Total current assets	5,157,283	6,460,509

Property, plant and equipment, net	84,553	92,761
Total assets	$ 5,241,836	$ 6,553,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$97,263	$122,644
Accounts payable - related party	676,334	428,834
Accrued liabilities	94,879	84,500
Deferred income	1,867,264	2,995,705
Other liabilities	75,000	75,000
Line of credit	1,998,850	1,999,558
Related party debt	1,901,916	1,901,916
Total current liabilities	6,711,506	7,608,157

Stockholders’ deficit:
Common stock, 400,000,000 shares authorized, 88,882,718 and 88,882,718 shares issued and outstanding, respectively	88,883	88,883
Additional paid-in capital	3,176,197	3,122,197
Accumulated deficit	(4,734,750)	(4,265,967)
Total stockholders’ deficit	(1,469,670)	(1,054,887)
Total liabilities and stockholders' deficit	$5,241,836	$6,553,270

The accompanying notes are an integral part of these unaudited financial statements

GREENKRAFT, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$4,111,700	$439,871	$10,982,351	$1,788,282
Cost of revenue	3,828,357	273,721	10,253,314	1,169,604
Gross Profit	283,343	166,150	729,037	618,678
Costs and expenses:
Research and development	1,734	17,864	4,835	24,634
Selling, general and administrative	584,338	555,632	1,112,702	1,347,910
Total costs and expenses	586,072	573,496	1,117,537	1,372,544
Income (Loss) from operations	(302,729)	(407,346)	(388,500)	(753,866)
Interest expense	(26,518)	(55,473)	(83,659)	(97,792)
Interest income	1,138	528	3,376	531
Net Income (Loss)	$(328,109)	$(462,291)	$(468,783)	$(851,127)

Basic and Diluted Income (Loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic and Diluted Weighted average number of common shares outstanding	88,882,718	88,869,240	88,882,718	87,559,984

The accompanying notes are an integral part of these unaudited financial statements

GREENKRAFT, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(468,783)	$(851,127)
Adjustments to net loss to reconcile net loss to net cash used in operating activities:
Contributed payroll	-	120,768
Contributed officer salary	54,000	-
Stock issued as fund raising expense	-	73,529
Amortization of deferred financing cost	19,233
Depreciation expense	8,208	7,573
Changes in operating assets and liabilities:
Accounts receivable	200,000	-
Inventory	470,557	567,428
Prepaid expenses and other current assets	-	(526,235)
Accounts payable	(25,381)	(251,723)
Accounts payable - related party	247,500	(17,500)
Accrued liabilities	10,379	13,211
Deferred income	(1,128,441)	1,059,000
Net cash provided by (used in) operating activities	(612,728)	194,924

Cash flows from investing activities:
Cash paid for purchase of equipment	-	(15,554)
Increase in restricted cash	(3,373)	-
Net cash used in investing activities	(3,373)	(15,554)

Cash flows from financing activities:
Borrowings (repayments) under lines of credit	(708)	394,000
Proceeds from sale of stock	-	1,810,000
Proceeds received for potential future stock issuance	-	75,000
Repayment of related party debt		(15,000)

Net cash provided by (used in) financing activities	(708)	2,264,000
Net change in cash	(616,809)	2,443,370
Cash at beginning of period	2,113,832	582,869
Cash at end of period	$1,497,023	$3,026,239

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$57,347	$102,716

The accompanying notes are an integral part of these unaudited financial statements

GREENKRAFT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 2 – Inventory

The $2,155,246 Inventory balance as of September 30, 2015 consist 100% of raw materials. Inventories are valued at the lower of, cost as determined on a first-in-first-out (FIFO) basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our President and controlling stockholder.   As of September 30, 2015 accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2014.

As of September 30, 2015, and December 31, 2014, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

CEE, LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft in the past. Our President is an owner of CEE, LLC. During the nine months ended September 30, 2015, Greenkraft did not have any services performed by CEE, LLC and as of September 30, 2015 and December 31, 2014, Greenkraft owes CEE the amount of $5,945 for insurance.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  Our President is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the nine months ended September 30, 2015.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our President is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. The total rent expense for the nine months ended September 30, 2015 and 2014 was $247,500 and $187,500, respectively. As of September 30, 2015 and December 31, 2014, $385,000 and $137,500, respectively, was owed to First Warner.

Our CEO does not charge us a salary and therefore we have recognized $54,000 for the nine months ended September 30, 2015 of contributed salary expense.

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

On July 15, 2013, the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.  On December 26, 2013, Greenkraft and Pacific Premier entered into a loan modification agreement extending the maturity date to June 10, 2014 and recently the facility was extended on September 22, 2015 to December 10, 2015.

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

On September 21, 2015, the Maturity Date was further extended to December 10, 2015. The expiration date for the standby letter of credit is also extended to December 10, 2015. No cost was incurred for the extension.

The Company analyzed the modifications of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”.  The Company determined the modification is not substantial and did not result in an extinguishment.

Along with the September 21, 2015 Loan Extension, the Company acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0; (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0; (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 and e) a Current Ratio in excess of 1.200 to 1.000 (collectively the “Covenant Violations”).  Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until the receipt of the Company’s financial statements for the year ended  December 31, 2015.   The Company is not in compliance with the debt covenants as of September 30, 2015.

During the nine months ended September 30, 2015, Greenkraft did not make any draws on the line.  The Company made a repayment of $708 on the line. As of September 30, 2015 and December 31, 2014, the total amount outstanding is $1,998,850 and $1,999,558, respectively. Deferred financing cost amortized during the nine months ended September 30, 2015 is $19,233. As of September 30, 2015, the available amount under the letter of credit had not been used. However the total unused available amount under the line of credit is about $1,150 as of September 30, 2015.

NOTE 5 - CONTINGENT EQUITY LINE OF CREDIT

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

Results of Operation

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $1,497,023 and a working capital deficit of $1,554,223.  As of September 30, 2015 our accumulated deficit was $4,734,750.

We used net cash of $612,728 from operating activities for the nine months ended September 30, 2015 compared to receiving net cash of $194,924 in operating activities for the same period in 2014.  We used net cash of $3,373 in investing activities for the nine months ended September 30, 2015 compared to using net cash of $15,554 in investing activities for the same period of 2014.  We used net cash of $708 in financing activities for the nine months ended September 30, 2015 compared to receiving net cash of $2,264,000 for the same period in 2014.

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

We earned revenues of $4,111,700 during the three months ended September 30, 2015 compared to earning revenues of $439,871 during the same period in 2014.

Net Income/Loss

We had a net loss of $328,109 for the three months ended September 30, 2015, compared to a net loss of $462,291 for the same period in 2014.  Our basic and diluted loss per share was $(0.00) for the three months ended September 30, 2015, and ($0.01) for the same period in 2014.

Expenses

Our total operating expenses increased from $573,496 to $586,072 for the three months ended September 30, 2015 compared to the same period in 2014.  This increase in expenses is mostly due to higher selling and general and administrative fees.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues

We earned revenues of $10,982,351 during the nine months ended September 30, 2015 compared to earning revenues of $1,788,282 during the same period in 2014.

Net Income/Loss

We had a net loss of $468,783 for the nine months ended September 30, 2015, compared to a net loss of $851,127 for the same period in 2014.  Our basic and diluted loss per share was $(0.01) for the nine months ended September 30, 2015, and ($0.01) for the same period in 2014.

Expenses

Our total operating expenses decreased from $1,372,544 to $1,117,537 for the nine months ended September 30, 2015 compared to the same period in 2014.  This decrease in expenses is mostly due to lower selling and general and administrative fees.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of September 30, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of September 30, 2015, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of November 16, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GREENKRAFT, INC. (REGISTRANT)
Date: November 16, 2015	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: November 16, 2015	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

