Form 10-K
period 2015-12-31
GREENKRAFT, INC.
filed 2016-05-23
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]   No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ x ]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ x ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “ large accelerated filer and “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]         Accelerated filer [ ]         Non-accelerated filer [ ]     Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ]   No [ x ]

As of June 30, 2015, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $9,573,436 based on our closing price of $2.00 per shares. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of May 23, 2016 the registrant’s outstanding stock consisted of 88,932,718 common shares.

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

Prior to the Acquisition, Greenkraft was our controlling stockholder, owning approximately 68% of our common stock which it purchased in May 2014.  In addition, George Gemayel, Greenkraft’s sole shareholder, president and director, was appointed as our president and sole director in connection with their purchase of the controlling interest in May 2013.

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

Our business expects to benefit from the availability of government tax incentives, such as tax credits and grants to encourage the use of natural gas in trucks, buses and other vehicles. On December 31, 2012, the United States Congress passed the American Tax Relief Act of 2012, which extended the Alternative Fuels Excise Tax Credit of U.S. $0.50 per gallon for LNG and U.S. $0.50 per GGE of CNG until December 31, 2014 and also made those credits retroactive to January 1, 2012. In addition, the Alternative Fuel Vehicle

Fueling Infrastructure Credit of 30% of the cost of any qualified alternative fuel vehicle refueling property placed in service during the taxable year, not to exceed U.S. $30,000 in the case of a property of a character subject to an allowance for depreciation, and U.S. $1,000 in any other case, was also extended until December 31, 2014 and made retroactive to January 1, 2012. There were other incentives available for fueling infrastructure with different agencies as well during 2015 and to present.

In the absence of federal legislation, individual states have initiated and passed bills to provide incentives to encourage the use of domestic energy sources such as natural gas. Texas Senate Bills 20 and 385 have been passed and authorize funding for approximately U.S. $16 million for natural gas vehicle rebates, which includes converting heavy-duty fleet vehicles to natural gas, and U.S. $4 million per year for the next two years for the establishment of natural gas stations between the cities of Dallas, San Antonio and Houston. California, through the CEC with funds through Assembly Bill 118, has established the Natural Gas Vehicle Buy-Down Program, a rebate program to incentivize the deployment of natural gas and propane vehicles in all weight classes in California. Funding for this program for 2012 was U.S. $12.7 million. No date for 2014 applications has been announced. California also has programs authorized by Proposition 1B that periodically make funding available to promote the use of cleaner heavy-duty trucks within the state. Pennsylvania through House Bill 1950 authorizes U.S. $20 million over three years in vehicle and transit grants of up to U.S. $20,000 per vehicle. Other states such as Louisiana, Oklahoma, and West Virginia offer state income tax credits for the purchase of alternative fuel vehicles including natural gas.

Our Principal Products and Services

We currently offer two main  products and services at this time:

1.	Commercial forward cabin trucks that run on alternative fuels such as compressed natural gas (CNG) or liquefied propane gas (LPG)

2.	Conversion of existing vehicles to run on alternative fuels such as CNG, or LPG.

Commercial Forward Cab Trucks with Alternative Fuels

We currently offer commercial trucks (Classes 3, 4, 5, 6, 7) with dedicated natural gas fuel system for 6.0 liter Greenkraft/General Motor (GM) engines for 14,000 lbs. and above gross vehicle weight rating (GVWR) trucks and custom chassis manufacturers. We offer a range of Class 3-7 cab-forward trucks based on chassis from JAC, China’s Anhui Jianghuai Automobile Company. We then install 6.0-liter GM engines and our CNG fuel systems and adds Quantum Technologies’ tanks in the vehicle. The CNG fuel systems are assembled by Greenkraft using parts manufactured by various suppliers.  The chassis and cabin are imported from overseas and the powertrain is assembled in the chassis.  Prior to order of the chassis, we provided specific design specifications to JAC to ensure that the chassis comply with US guidelines and specifications.  We have received California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) certification of 2014 and 2015 dedicated-compressed natural gas fuel systems for its 6.0-liter GM engines for 14,000 lbs. and above GVWR trucks.  We complete assembly (through the use of employees provided by CEE, LLC, an entity controlled by our president, George Gemayel) of the trucks and CNG fuel systems at its location in Santa Ana, CA.  We use our strategic partner, CEE, LLC for the testing of its engines prior to applying for the CARB and EPA certifications referred to above.  In addition, we used CEE, LLC and G&K Automotive, another strategic partner, in connection with research and development activities. See “—Strategic Partners” below.

Customers

Our customers include Ryder, Superior Transportation, AR Natural Gas Fueling systems, Propane distribution companies and others. We also had customers in vehicle sales that contributed to our sales in 2015.

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

In addition, we have dealer relationships with each of (i) Superior Transportation for sales of CNG vehicles in Texas (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania.  We are adding new dealers in 2016. We expect to deliver trucks to all our dealers in 2016. We have had discussions with other dealers throughout the United States and intend to enter into formal relationships with these dealers upon completion and assembly of additional truck inventory.  There is no guarantee that we will enter into additional contracts or formal relationships with its current customers and additional dealers.

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

General Motors (GM)—Engines/Power Trains

In October 2011, Greenkraft entered into an agreement with GM under which Greenkraft will have access to GM motors and power trains for insertion into their alternative fuel trucks.  The agreement is for a 3-year term and expires on December 31, 2015. However this agreement was extended to December 31, 2017. Greenkraft has relationships with other suppliers of engines and power trains.  In the event that Greenkraft’s agreement with GM is terminated, it is confident that it could execute agreements with other suppliers for its engines on commercially reasonable terms.

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

Sales Distribution Strategy

As discussed above, we already have distribution agreements in place with each of (i) Superior Transportation for sales of CNG and LPG vehicles in Texas and (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania. In the event that our relationship with either of these dealers terminated, we have relationships with other dealers that we can activate and believes we could enter into additional agreements on commercially reasonable terms.  We intend to enter into distribution agreements with other dealers for other territories in the United States.  We already had discussions with distributors in New York, New Jersey, California and Oregon for formal distribution relationships, which it intends to formalize upon reaching a critical mass of inventory of its alternative fuel trucks.  We believe partnering with dealers for distribution of its trucks will have certain advantages such as,  experienced trained sales force;  service network, existing customer base and should also serve to reduce marketing costs.

Employees

As of December 31, 2015, we have 18 employees, including our executive officers George Gemayel and Sosi Bardakjian.

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

Regulation—EPA Emissions & Certificate of Conformity

Our products are sold to commercial users.  Our alternative fuel engines are subject to approval for the U.S. EPA as well as state agencies such as the CARB.  We have received Certificates of Conformity from the EPA for our natural gas engines that go into vehicles (in excess of 14,000 lbs.) in 2012, 2013, 2014 and 2015.  In addition the CARB has issued executive orders for 4.8 liter, and 6.0 liter CNG engines in 2012 and 6.0 liter propane engines in 2015 and 6.0 liter and 6.8 liter CNG engines in 2014 and 2015.  For 2015, Greenkraft also applied for 6.0 liter and 8.0 liter GM and Ford Fuel delivery system certifications with EPA and CARB.

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located at 2530 S. Birch Street, Santa Ana, CA 92707 and our telephone number is (714) 545-7777. The property where our corporate offices are located is owned by First Standard Real Estate LLC, an entity which is controlled by our President George Gemayel.  We do not have a lease with First Standard Real Estate, LLC.  However, an amount equal to $400 per month has been accounted for as an additional capital contribution by Mr. Gemayel.  We have a lease for approximately 51,942 square feet of office and warehouse space at a rate of $27,500 per month with First Warner Properties, LLC, an entity controlled by our President George Gemayel.  Our lease ends on June 30, 2019.  We do not own any property.

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

The following table sets forth the high and low sale prices for our Common Stock per quarter as reported by the OTCQB for the period from January 1, 2014 through December 31, 2015, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015 – High	$0.50	$0.43	$0.4299	$0.40
2015 – Low	$0.05	$0.27	$0.26	$0.24
2014 – High	$3.00	$3.00	$2.00	$2.30
2014 – Low	$1.70	$1.00	$2.00	$0.30

Number of Holders

As of April 8, 2016, we had approximately 67 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

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

Overview

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2015	2014
Current Assets	$5,543,943	$6,460,509
Current Liabilities	$7,969,526	$7,608,157
Working Capital (Deficit)	$(2,425,583)	$(1,147,648)

Cash Flows

	Year ended December 31, 2015	Year ended December 31, 2014

Cash Flows Provided by (Used in) Operating Activities	$153,035	$814,158
Cash Flows (Used in) Investing Activities	$(4,511)	$(1,517,195)
Cash Flows Provided (Used In) by Financing Activities	$(708)	$2,234,000
Net Increase (Decrease) in Cash During Period	$147,816	$1,530,963

Operating Revenues

During the year ended December 31, 2015 we earned revenues of $12,340,280 compared to revenues of $2,496,474 for the year ended December 31, 2014.

Operating Expenses and Net Loss

During the year ended December 31, 2015, we incurred operating expenses of $942,871 compared with operating expenses of $1,043,166 during the year ended December 31, 2014.   The reason for the decrease is due to less expenses in selling and administrative costs,

For the year ended December 31, 2015, we incurred a loss from operations of $738,939 compared with a net loss of $1,109,291 for the year ended December 31, 2014.The decrease in loss is due to decrease in selling and general expenses.

Liquidity and Capital Resources

As at December 31, 2015, we had a cash and cash equivalents balance of $2,261,648 and total assets of $6,247,700 compared with $2,113,832 of cash and total assets of $6,553,270 as at December 31, 2014.  The increase in cash was due to funds being injected into our company.

As at December 31, 2015, we had total liabilities of $7,969,526 compared with total liabilities of $7,608,157 at December 31, 2014. The increase is due to increased accounts payable at the end of the year in 2015.

As at December 31, 2015, we had a working capital deficit of $2,425,583 compared with a working capital deficit of $1,147,648 as at December 31, 2014.

Cash flow from Operating Activities

During the year ended December 31, 2015, we gained cash of $153,035 for operating activities as compared to gaining $814,158 during the year ended December 31, 2014.  The change is due to having a higher accounts payable in 2015.

Cash flow from Investing Activities

During the year ended December 31, 2015 we used net cash of $4,511 in investing activities compared to use of $1,517,195 during the year ended December 31, 2014.

Cash flow from Financing Activities

During the year ended December 31, 2015, we repaid line of credit of $708 from financing activities compared with use of $2,234,000 during the year ended December 31, 2014.

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

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenkraft, Inc.

Santa Ana, California

We have audited the accompanying balance sheets of Greenkraft, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the related results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 23,, 2016

Greenkraft, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,261,648	$2,113,832
Cash restricted	1,506,152	1,501,641
Accounts receivable	323,925	200,000
Inventories	1,452,218	2,625,803
Other current assets	—	19,233
Total current assets	5,543,943	6,460,509
Inventory - Long Term	621,939	—
Property, plant and equipment, net	81,818	92,761
Total assets	$6,247,700	$6,553,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,248,777	$122,644
Accounts payable - related party	758,834	428,834
Accrued liabilities	100,379	84,500
Deferred income	1,885,770	2,995,705
Other liabilities	75,000	75,000
Line of credit	1,998,850	1,999,558
Related party debt	1,901,916	1,901,916
Total current liabilities	7,969,526	7,608,157
Total liabilities	$7,969,526	$7,608,157

Commitments and Contingencies

Stockholders’ deficit:
Common stock, 400,000,000 shares authorized, 88,882,718 and 88,882,718 shares issued and outstanding, respectively	88,883	88,883
Additional paid-in capital	3,194,197	3,122,197
Accumulated deficit	(5,004,906)	(4,265,967)
Total stockholders’ deficit	(1,721,826)	(1,054,887)
Total liabilities and stockholders' deficit	$6,247,700	$6,553,270

The accompanying notes are an integral part of these financial statements.

Greenkraft, Inc.
Statements of Operations
	Year Ended December 31,	Year Ended December 31,
	2015	2014
Revenue	$12,340,280	$2,496,474
Total Revenue	12,340,280	2,496,474
Cost of revenue	12,028,652	2,464,227
Gross Profit	311,628	32,247
Costs and expenses:
Research and development	55,956	26,184
Selling, general and administrative	886,915	1,016,982
Total costs and expenses	942,871	1,043,166
Loss from operations	(631,243)	(1,010,919)
Interest expense	(112,212)	(100,039)
Interest income	4,516	1,667
Net loss	$(738,939)	$(1,109,291)

Basic and Diluted loss per share	$(0.01)	$(0.01)
Basic and Diluted Weighted average number of common shares outstanding	88,882,718	87,893,385

The accompanying notes are an integral part of these financial statements.

Greenkraft, Inc.
Statements of Stockholders' Deifcit
Years Ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2013	85,115,660	85,116	1,049,667	(3,156,676)	(2,021,893)

Contributed payroll	—	—	120,768	—	120,768

Contributed officer salary	—	—	72,000	—	72,000

Stock issued for cash	3,620,000	3,620	1,806,380	—	1,810,000

Stock issued as fund raising expense	147,058	147	73,382	—	73,529

Distributions to owner	—	—	(184,627)	—	(184,627)

Net loss	—	—	—	(1,109,291)	(1,109,291)

Balances, December 31, 2014	88,882,718	$88,883	$3,122,197	$(4,265,967)	$(1,054,887)

Contributed officer salary			72,000		72,000

Net loss				(738,939)	(738,939)

Balances, December 31, 2015	88,882,718	88,883	3,194,197	(5,004,906)	(1,721,826)

The accompanying notes are an integral part of these financial statements.

Greenkraft, Inc.
Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(738,939)	$(1,109,291)
Adjustments to net loss to reconcile net loss to net cash used in operating activities:
Contributed payroll	—	120,768
Contributed officer salary	72,000	72,000
Stock issued as fund raising expense	—	73,529
Amortization of deferred financing cost	—	10,767
Depreciation expense	10,943	10,309
Changes in operating assets and liabilities:
Accounts receivable	(123,925)	(200,000)
Inventory	551,646	(409,667)
Prepaid expenses	19,233	—
Deposits on inventory	—	218,862
Accounts payable	1,126,133	(271,756)
Accounts payable - related party	330,000	125,945
Accrued liabilities	15,879	25,392
Deferred income	(1,109,935)	2,147,300
Net cash provided by (used in) operating activities	153,035	814,158

Cash flows from investing activities:
Increase in restricted cash	(4,511)	(1,501,641)
Purchase of property, plant and equipment	—	(15,554)
Net cash used in investing activities	(4,511)	(1,517,195)

Cash flows from financing activities:
Borrowings (Repayments) under lines of credit	(708)	394,000
Cash paid for deferred financing cost	—	(30,000)
Proceeds from sale of stock	—	1,810,000
Proceeds received for potential future stock issuance	—	75,000
Repayment of related party debt	—	(15,000)

Net cash provided (used in) by financing activities	(708)	2,234,000
Net change in cash	147,816	1,530,963
Cash at beginning of period	2,113,832	582,869
Cash at end of period	$2,261,648	2,113,832

Supplemental cash flow information:
Cash paid for interest	$105,133	$100,039
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

NOTES TO FINANCIAL STATEMENTS:

NOTE 1 – ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Greenkraft, Inc. is a manufacturer and distributor of automotive products.  We manufacture commercial forward cabin trucks for vehicles weighing from 10,001 lbs. to 33,000 lbs. in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum-based fuels to natural gas and propane fuels.

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

Concentration of credit risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less. The Company has no cash equivalents as of December 31, 2015 and 2014. We do have restricted cash in the amount of $1,506,152 and $1,501,641 as of December 31, 2015 and 2014, respectively which will be utilized for a stand by letter of credit requested by suppliers.

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At December 31, 2015 and 2014, the Company characterized $0 and $0 as uncollectible, respectively. At December 31, 2015, the accounts receivable represent three customer from the sale of trucks.

Inventories – Inventories are primarily raw materials and finished goods. Inventories are valued at the lower of, cost as determined on a first-in-first-out (FIFO) basis, or market.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, long term” in the balance sheet.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment’s held by the Company. Depreciation expense of 10,943 and $10,309 are recognized for the year ended December 31, 2015 and 2014.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2015 and 2014, $55,956 and $26,184, respectively, were expensed as research and development costs.

Long Lived Assets – In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.

Revenue recognition – Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to us and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. We have received $1.2 million from the CEC related to the sale of CNG and propane trucks as of December 31, 2015 and 2014.

Income taxes – Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Earning or Loss per Share – The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the year ended December 31, 2015 and 2014, basic and diluted losses per share are the same for the year ended December 31, 2015 and 2014.

Related Parties – A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow

NOTE 2 – RELATED PARTY TRANSACTIONS

First Standard Real Estate LLC is the owner of 2530 S. Birch Street, Santa Ana, California 92707 where Greenkraft uses office space. Our CEO is an owner of First Standard Real Estate. There is no space rented from First Standard Real Estate in 2015 and 2014.

The Defiance Company, LLC is owned by our CEO. As of December 31, 2015 and December 31, 2014, accounts payable to Defiance is $285,389 and $285,389, respectively, for amounts paid by Defiance Company, LLC on behalf of Greenkraft.

As of December 31, 2015 and December 31, 2014 Greenkraft owed a total of $1,901,916 and $1,901,916, respectively, to our owner and his related entities. All amounts are due on demand, unsecured and do not bear interest. During 2015, the Company did not repay any amount. During 2014, the Company repaid $15,000 under these related party notes.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary. No Services were provided by G&K for Greenkraft during the years ended December 31, 2015, or 2014.

CEE, LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft. Our President is an owner of CEE, LLC. During 2015, and 2014, Greenkraft recognized $0 and $120,768, respectively, of contributed payroll expense related to the shared employees. Also Greenkraft owes CEE for insurance that CEE paid for employees of Greenkraft in the amount of $5,945 as of December 31, 2015 and 2014.

First Warner Properties LLC is the owner of 2215 S Standard Ave Santa Ana CA 92707. Our president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 1, 2015 to June 30, 2019, with a monthly rent of $27,500. The total rent expense for December 31, 2015 and 2014 was $330,000 and $270,000, respectively. As of December 31, 2015 First Warner Properties LLC was owed $467,500 and for 2014 the amount owed was $137,500.

Our CEO does not charge us a salary and therefore we have recognized $72,000 and $72,000 for 2015 and 2014, respectively of contributed salary expense.

NOTE 3 – FIXED ASSETS

For the years ended December 31, 2015 and 2014, depreciation expense of fixed assets totaled approximately $10,943 and $10,309, respectively. For the year 2015 we did not purchase fixed assets. The amount purchased in 2014 was $15,554. Fixed assets comprised the following as of December 31, 2015 and 2014.

	2015	2014

Equipment	$109,428	$109,428
Less Accumulated Depreciation	$(27,610)	$(16,667)
Total	$81,818	$92,761

NOTE 4 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the years ended December 31, 2015 and 2014 for the assembly of the fuel efficient vehicles to sell to the customers.

	2015	2014
Raw materials	1,963,404	2,137,699
Work in progress	—	—
Finished goods	110,753	488,104

Total Inventory	2,074,157	2,625,803
Less carrying value of inventory
not deemed to be current	621,939	—

Inventory, included in current assets	1,452,218	2,625,803

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, long term” in the accompanying balance sheets.

NOTE 5 – LINE OF CREDIT

In March 2012, Greenkraft entered into an agreement with Pacific Premier Bank for a $3,500,000 line of credit. The line of credit was due on April 10, 2013 and bears interest at the prime rate plus 1%. The line of credit is secured by certain real property owned by the majority shareholder and inventory.

A condition to the line of credit is a full banking relationship. If the conditions are not met or should cease to be met, then interest rate and interest ceiling provided under the note shall immediately increase by 5.000 percentage points. As of December 31, 2015 Greenkraft is deemed to have a full banking relationship with Pacific Premier Bank.

On July 15, 2013, the maturity date of the facility was extended to December 10, 2013 and the maximum amount available under such facility was reduced to $2 million.

On August 22, 2014, Greenkraft entered into a Loan Modification Agreement with Pacific Premier Bank under which it extended the Maturity Date until August 22, 2015. The cost to modify the loan for 2014 was $4,052.50. In addition, Pacific Premier Bank agreed to issue a $3,000,000 standby letter of credit in favor a supplier from whom Greenkraft purchases products in connection with its production of alternative fuel trucks. In connection with this letter of credit, Greenkraft authorized Pacific Premier to draw an additional $1,500,000 under its note for any funds paid or required to be paid by Pacific Premier under the letter of credit. Thus the current maximum amount available under the line of credit is $3,500,000. There was a fee of $30,000 in connection with the letter of credit. In addition Greenkraft has a restricted deposit of $1,500,000 with pacific premier that is being used as collateral for letter of credit. The letter of credit expired in August 2015 and was automatically renewed for another year. In 2014 the $30,000 fee is classified as deferred financing cost on balance sheet, and it is amortized over the term of the letter of credit.

On September 21, 2015, Greenkraft entered into a short term extension with Pacific Premier Bank under which it extended the Maturity Date of its line until December 10, 2015.

On January 14, 2016 Greenkraft entered into a short term extension with Pacific Premier Bank under which it extended the Maturity Date of its the line of credit to March 10, 2016.

In March 2016, the Company cancelled the letter of credit of $3,500,000 and paid off the line of credit balance of $2,000,000 with Pacific Premier Bank.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and did not result in an extinguishment.

Along with the short term extension on September 21st 2015, and on January 14, 2016 the Company acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the “Covenant Violations”). Pacific Premier reserved its rights to strictly enforce these covenants on us after their receipt of the Company’s December 31, 2015 financial statements.

During 2014, the Company made draws of $394,000 and amortized $10,767 of deferred financing cost. During 2015, the Company did not make any draws and have repayment of $708. The total amount borrowed under the line of credit was $1,998, 850 and $1,999,558 as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the available amount under the letter of credit had not been used. However the total unused available amount under the line of credit is about $1,150 and $400 as of December 31, 2015 and 2014, respectively.

NOTE 6 – CONTINGENT EQUITY LINE OF CREDIT

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

In connection with the Investment Agreement, on February 12, 2014, we issued Kodiak 147,058 shares as a commitment fee. The Company estimated the fair value of the common stock issued to be $73,529. This value is decided based on market trading price of the Company’s common stock on stock grant date. The shares are accounted for as a fund raising expense which is included in statement of operations. Due to the reaching the time frame of 18 months from the date following the effective date the agreement with Kodiak was terminated as of December 31, 2015.

NOTE 7 – COMMON STOCK

During 2015 the company sold no shares. During 2014 the company sold 3,620,000 shares at $0.50 per share for gross proceeds of $1,810,000.

During 2014, the Company received $75,000 in deposits to be applied to the purchase of 150,000 shares pending successful completion of the subscription process. Subsequently in 2016, $25,000 of the deposits was applied to the subscription of 50,000 shares.

Total issued shares were 3,767,058 for the year 2014 and none for 2015.

NOTE 8 – MAJOR CUSTOMERS

In 2015, revenues for selling fuel efficient vehicles were from few different customers and were accounted for 92% of the total revenues. Of the 92%, we had two customers each making up 10% or more of total truck sales revenue. The customers individually made up 52% and 21%.

In 2014, revenues were from a few different customers for Greenkraft trucks who accounted for 83% of the revenues.  We had three customers each making up 10% or more of total truck sales revenue.  The customers individually made up 31%, 27%, and 10%. The remaining revenues were from several vehicle dealers for conversions of Isuzu and Ford trucks at a percentage of 17%.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Greenkraft has a lease agreement with First Warner for rent. See Note 2. Future rental payments payable to the landlord under the lease as of December 31, 2015 were as follows:

2016	$330,000
2017	$330,000
2018	$330,000
2019	$165,000
Total	$1,155,000

NOTE 10 – INCOME TAXES

Greenkraft uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2015, we incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,252,371 at December 31, 2015, and will expire beginning in the years 2031. At December 31, 2015 and 2014, deferred tax assets consisted of the following:

	2015	2014
Deferred tax assets	$1,105,806	$879,047
Less: Valuation allowance	(1,105,806)	(879,047)
Net deferred tax assets	$—	$—

NOTE 11 – SUBSEQUENT EVENTS

In first quarter of 2016, Greenkraft cancelled its Letter of Credit as it did not need the instrument and also got the $1,506,152 restricted cash released from Pacific Premier Bank.

In second quarter of 2016 Greenkraft paid off its line of credit of approximately $2 million with pacific premier bank.

In second quarter of 2016 Greenkraft issued 50,000 shares to an investor who provided funds in the amount of $25,000 in 2014.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that our internal controls over financial reporting are ineffective as of December 31, 2015.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which existed as of December 31, 2015 are:

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

MaloneBailey, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at five.

Our current directors and officers are as follows:

NAME	AGE	POSITION
Executive Officers and Directors:

George Gemayel	65	Chairman, President and Secretary
Sosi Bardakjian	37	Chief Financial Officer and Director
Evan Ginsburg	73	Director
Assadour (Ace) Sarafian	58	Director
Miguel Pulido	59	Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2015 were filed.

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

Director Nominees

As of December 31, 2015 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2015.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Gemayel, Chairman, President, Secretary	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Sosi Bardakjian, Chief Financial Officer, Director	2014	29,250	0	0	0	0	0	0	29,250
	2015	0	0	0	0	0	0	0	0
Evan Ginsburg, Director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Assadour (Ace) Sarafian, Director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Miguel Pulido, Director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, we did not have any unexercised stock options held by any of our shareholders.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	George Gemayel	83,000,000	93.4%
Common	Sosi Bardakjian	0	0%
Common	Evan Ginsburg	0	0%
Common	Assadour (Ace) Sarafian	0	0%
Common	Miguel Pulido	0	0%
	All Executive Officers and Directors as a Group	83,000,000	93.4%

(1)	Calculated based on issued and outstanding shares of 88,882,718 as April 8, 2016

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

Change of Control

As of December 31, 2015 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, MaloneBailey, LLP for the audit of our annual financial statements for the years ended December 31, 2015 and December 31, 2014 and any other fees billed for other services rendered during that period.

Description of Service	Year ended December 31, 2015 ($)	Year ended December 31, 2014 ($)
Audit fees	45,000	42,619
Audit-related fees		—
Tax fees		—
All other fees		—
Total	45,000	42,619

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2015

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
2.1	Securities Purchase Agreement dated as of December 5, 2014 by and among Sunrise Global, Inc., Greenkraft, Inc. and the shareholders of Greenkraft, Inc. (1)
3.1	Articles of Incorporation of Greenkraft, Inc. (f/k/a Sunrise Global, Inc.), a Nevada corporation (2)
3.2	Articles of Incorporation of Greenkraft, Inc., a California corporation (1)
3.3	Bylaws of Greenkraft, Inc.(f/k/a Sunrise Global, Inc.), a Nevada corporation (2)
3.4	Bylaws of Greenkraft, Inc., a California corporation (1)
3.5	Articles of Merger dated December 11, 2014 between Sunrise Global, Inc., a Nevada corporation and Greenkraft, Inc., a Nevada corporation. (3)
3.6	Certificate of Change dated December 13, 2014 filed with the Nevada Secretary of State (3)
4.1	Promissory Note dated March 13, 2012 in the amount of up to $3,500,000 issued by Greenkraft, Inc. in favor of Pacific Premier Bank.(1)
10.1	Investment Agreement dated February 6, 2015 between Greenkraft, Inc. a Nevada corporation and Kodiak Capital LLC. (5)
10.2	Registration Rights Agreement dated February 6, 2015 between Greenkraft Inc., a Nevada corporation and Kodiak Capital LLC.(5)
10.3	Business Loan Agreement dated March 13,2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.4	Commercial Security Agreement dated March 31, 2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.5	Commercial Lease Agreement dated April 1, 2014 between First Warner Properties and Greenkraft, Inc. (1)
10.6	Loan Modification Agreement dated July 15, 2014 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.7	Loan Modification Agreement dated December 26, 2014 between Greenkraft, Inc. and Pacific Premier Bank (4)
10.8	Commercial Guaranty dated December 26, 2014 by Greenkraft, Inc., a Nevada corporation in favor of Pacific Premier Bank (4)
21.1	Subsidiaries (6)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2014 (File No. 000-53047) and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 11, 2007 (File No. 333-142836) and incorporated herein by reference.

(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 16, 2014 (File No. 000-53047) and incorporated herein by reference.
(4)	Filed as an exhibit to our Amendment No. 1 to Current Report on Form 8-K filed with the SEC on January 29, 2015 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.

Date: May 23, 2016	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Gemayel George Gemayel	President, Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2016

/s/ Sosi Bardakjian Sosi Bardakjian	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 23, 2016

/s/ Evan Ginsburg	Director	May 23, 2016
Evan Ginsburg

/s/ Assadour Sarafian	Director	May 23, 2016
Assadour Sarafian

/s/ Miguel A. Pulido	Director	May 23, 2016
Miguel A. Pulido

