Form 10-Q
period 2016-03-31
GREENKRAFT, INC.
filed 2016-05-31
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 31, 2016 the registrant had 96,432,718 shares of common stock outstanding.

GREENKRAFT, INC.

1

PART I – FINANCIAL INFORMATION

GREENKRAFT, INC.

FINANCIAL STATEMENTS

March 31, 2016

Unaudited

BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Greenkraft, Inc.
Balance Sheets

	March 31,	December 31,
	2016 (Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$692,404	$2,261,648
Cash restricted	907	1,506,152
Accounts receivable	6,600	323,925
Inventories	1,443,681	1,452,218
Total current assets	2,143,592	5,543,943
Inventory - Long Term	621,939	621,939
Property, plant and equipment, net	79,083	81,818
Total assets	$2,844,614	$6,247,700
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$111,102	$1,248,777
Accounts payable - related party	813,834	758,834
Accrued liabilities	101,986	100,379
Deferred income	1,763,955	1,885,770
Convertible Notes Payable	15,000	—
Other liabilities	75,000	75,000
Line of credit	—	1,998,850
Related party debt	1,901,916	1,901,916
Total current liabilities	4,782,793	7,969,526
Total liabilities	$4,782,793	$7,969,526

Commitments and Contingencies

Stockholders’ deficit:
Common stock, 400,000,000 shares authorized, 88,882,718 and 88,882,718 shares issued and outstanding, respectively	88,883	88,883
Additional paid-in capital	3,227,197	3,194,197
Accumulated deficit	(5,254,259)	(5,004,906)
Total stockholders’ deficit	(1,938,179)	(1,721,826)
Total liabilities and stockholders' deficit	$2,844,614	$6,247,700

The accompanying notes are an integral part of these unaudited financial statements.

Greenkraft, Inc.
Statements of Operations (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Revenue	$396,775	$5,086,615
Cost of revenue	314,500	4,557,209
Gross Profit	82,275	529,406
Costs and expenses:
Research and development	15,989	1,551
Selling, general and administrative	286,000	333,203
Total costs and expenses	301,989	334,754
Loss from operations	(219,714)	194,652
Interest expense	(30,394)	(29,163)
Interest income	755	1,112
Net Income ( Loss)	$(249,353)	$166,601

Basic and Diluted Income (Loss) per share	$(0.00)	$0.00
Basic and Diluted Weighted average number of common shares outstanding	88,882,718	88,882,718

The accompanying notes are an integral part of these unaudited financial statements.

Greenkraft, Inc.
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$(249,353)	$166,601
Adjustments to net income (loss) to reconcile to net cash provided (used) in operating activities:
Contributed officer salary	18,000	18,000
Amortization of debt discount from beneficial conversion features	15,000	—
Amortization of deferred financing cost	—	7,212
Depreciation expense	2,735	2,736
Changes in operating assets and liabilities:
Accounts receivable	317,325	—
Inventory	8,537	303,977
Accounts payable	(1,121,525)	253,348
Accounts payable - related party	55,000	82,500
Accrued liabilities	1,607	8,235
Deferred income	(121,815)	(715,500)
Net cash provided by (used in) operating activities	(1,074,489)	127,109

Cash flows from investing activities:
Decrease (Increase) in restricted cash	1,505,245	(1,111)
Net cash provided by (used in) investing activities	1,505,245	(1,111)

Cash flows from financing activities:
Borrowings (Repayments) under lines of credit	(2,000,000)	—
Net cash provided (used in) by financing activities	(2,000,000)	—

Net change in cash	(1,569,244)	125,998
Cash at beginning of period	2,261,648	2,113,832
Cash at end of period	$692,404	$2,239,830

Non-Cash Transactions
Notes Payable issued for services received	$15,000	$—

Supplemental cash flow information:
Cash paid for interest	$15,394	$14,636
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

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

NOTE 2 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the three months ended March 31, 2016 and year ended December 31, 2015 for the assembly of the fuel efficient vehicles to sell to the customers.

	March 31, 2016	December 31, 2015
Raw materials	2,065,620	1,963,404
Work in progress	—	—
Finished goods	—	110,753

Total Inventory	2,065,620	2,074,157
Less carrying value of inventory
not deemed to be current	621,939	621,939

Inventory, included in current assets	1,443,681	1,452,218

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, long term” in the accompanying balance sheets.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our President and controlling stockholder.   As of March 31, 2016, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

Our President is a member of CEE, LLC which performs emission testing services. During the three months ended March 31, 2016, Greenkraft did not have any services performed by CEE, LLC and as of March 31, 2016 and December 31, 2015, Greenkraft owes CEE the amount of $5,945 for insurance.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  Our President is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the three months ended March 31, 2016.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our President is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. The total rent expense for the three months ended March 31, 2016, and 2015 was $82,500, and 82,500 respectively. As of March 31, 2016 and December 31, 2015, $522,500, and $467,500, respectively, was owed to First Warner.

Our CEO does not charge us a salary and therefore we have recognized $18,000 and $18,000 for the three months ended March 31, 2016 and 2015, respectively of contributed salary expense.

NOTE 4 – LINE OF CREDIT

On January 14, 2016 Greenkraft entered into a short term extension with Pacific Premier Bank under which it extended the Maturity Date of its the line of credit to March 10, 2016.

In March 2016, the Company cancelled the letter of credit of $3,500,000 and paid off the line of credit balance of $2,000,000 with Pacific Premier Bank. Due to the cancellation of letter of credit, the Company no longer require a restricted cash balance.

NOTE 5 – CONVERTIBLE NOTES

Convertible promissory notes were issued in the aggregate amount of $15,000 in October 2015 for the marketing and advertising services received in 2015. During the quarter ended March 31, 2016, the Company re-classed the balance from accounts payable to notes payable. The term of the notes is due on demand. Simple interest of 1% is payable upon demand. Prior to maturity the notes may be converted for common stock at a conversion price of $0.001.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $15,000 was recorded.

During the three months ended March 31, 2016, debt discount of $15,000 was amortized. As of March 31, 2016, convertible note has a balance of $15,000, net of $0 unamortized debt discount.

NOTE 6 – SUBSEQUENT EVENTS

In second quarter of 2016 Greenkraft issued 50,000 shares to an investor who provided funds in the amount of $25,000 in 2014.

In second quarter of 2016 Greenkraft converted $7,500 of convertible note payable to 7,500,000 common shares.

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

Results of Operation

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $692,404 and a working capital deficit of $2,639,201. As of March 31, 2016 our accumulated deficit was $5,254,259.

We used net cash of $1,074,489 from operating activities for the three months ended March 31, 2016 compared to receiving net cash of $127,109 in operating activities for the same period in 2015. We had a decrease in restricted cash for the three months ended March 31, 2016 due to the cancellation of letter of credit, the Company no longer require a restricted cash balance. . We used $2,000,000 cash in financing activities for the three months ended March 31, 2016. We did not receive any cash from financing activities for the same period in 2015.

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

We earned revenues of $396,775 during the three months ended March 31, 2016 compared to earning revenues of $5,086,615 during the same period in 2015. Our cost of revenue was $314,500 for the three months ended March 31, 2016 compared to $4,557,209 during the same period in 2015. Our gross profit was $82,275 for the three months ended March 31, 2016 compared to $529,406 during the same period in 2015. The reason is during 1st quarter 2016 we sold less products when compared to 1st quarter 2015.

Net Income/Loss

We earned net loss of $249,353 for the three months ended March 31, 2016, compared to earning net income of $166,601 for the same period in 2015. The reason for the loss in 1st quarter 2016 is due to less sales compared to 1st quarter 2015. Our basic and diluted loss per share was $(0.00) for the three months ended March 31, 2016, and $0.00 for the same period in 2015.

Expenses

Our total operating expenses decreased from $334,754 to $301,989 for the three months ended March 31, 2016 compared to the same period in 2015. This decrease in expenses is mostly due to lower selling and general and administrative fees.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Because of its inherent limitations, internal control over financial reporting August not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls August become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures August deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company had ineffective internal control over financial reporting as of March 31, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 27, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GREENKRAFT, INC.
(REGISTRANT)

Date: May 31, 2016	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: May 31, 2016	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

