Form 10-Q
period 2016-06-30
GREENKRAFT, INC.
filed 2016-09-29
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53047

GREENKRAFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8767728
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2530 S. Birch Street

Santa Ana, CA 92707 USA

(Address of principal executive offices)

(714) 545-7777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒ No

As of September 23, 2016 there were outstanding 96,432,718 shares of the registrant’s common stock, $.001 par value.

1

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.

BALANCE SHEETS

as of June 30, 2016 (Unaudited) and December 31, 2015

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$386,030	$2,261,648
Cash restricted	—	1,506,152
Accounts receivable, net	6,600	323,925
Inventories, net	1,461,886	1,452,218
Total current assets:	1,854,516	5,543,943

Inventory long term, net	621,939	621,939
Property, plant and equipment, net	76,348	81,818
Total non-current assets:	698,287	703,757
Total assets	$2,552,803	$6,247,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88,170	$1,248,777
Accounts payable - related party	816,334	758,834
Accrued liabilities	261,618	100,379
Deferred income	1,763,955	1,885,770
Convertible note payable	7,500	—
Other liabilities	75,000	75,000
Line of credit	—	1,998,850
Related party debt	1,901,916	1,901,916
Total current liabilities	4,914,493	7,969,526

Total liabilities	4,914,493	7,969,526

Stockholders’ deficit:
Common stock authorized 400,000,000 shares, 96,432,718 and 88,882,718 shares issued and outstanding at June 30, 2016 and December 31, 2015.	96,433	88,883
Additional paid-in capital	3,245,147	3,194,197
Accumulated deficit	(5,703,270)	(5,004,906)
Total stockholders' deficit	(2,361,690)	(1,721,826)

Total liabilities and stockholders' deficit	$2,552,803	$6,247,700

The accompanying notes are an integral part of these unaudited financial statements

GREENKRAFT, INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$49,234	$1,784,036	$446,009	$6,870,651
Cost of revenue	116,199	1,867,748	430,699	6,424,957
Gross Profit (Loss)	(66,965)	(83,712)	15,310	445,694

Operating Expenses:
Research and development	586	1,550	16,575	3,101
Selling, general, and administrative	245,570	195,161	531,570	528,364
Total Operating Expenses	246,156	196,711	548,145	531,465

Loss from operations	(313,121)	(280,423)	(532,835)	(85,771)

Other Income (Expenses):
Interest expense	(135,892)	(27,978)	(166,286)	(57,141)
Interest income	2	1,126	757	2,238
Total Other Expense	(135,890)	(26,852)	(165,529)	(54,903)

NET LOSS APPLICABLE TO COMMON SHARES	$(449,011)	$(307,275)	$(698,364)	$(140,674)

NET LOSS PER BASIC AND DILUTED SHARES	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	94,611,839	88,882,718	91,747,278	88,882,718

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating Activities:
Net loss	$(698,364.00)	$(140,674.00)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed officer salary	36,000.00	36,000.00
Amortization of debt discount from beneficial conversion feature	15,000.00	—
Amortization of deferred financing cost	—	14,424.00
Depreciation expense	5,470.00	5,472.00
Change in operating assets and liabilities
Accounts receivable	317,325.00	(133,791.00)
Inventory	(9,668.00)	460,334.00
Accounts payable	(1,145,607.00)	35,969.00
Accounts payable- related party	57,500.00	165,000.00
Accrued expense	161,239.00	7,940.00
Deferred income	(121,815.00)	(253,887.00)
Net cash provided by (used in) operating activities	(1,382,920.00)	196,787.00

Investing Activities:
(Increase) decrease in restricted cash	1,506,152.00	(2,235.00)
Net cash provided by (used in) investing activities	1,506,152.00	(2,235.00)

Financing Activities:
Repayments under lines of credit	(1,998,850.00)	(708.00)
Net cash used in financing activities	(1,998,850.00)	(708.00)

Net increase (decrease) in cash	(1,875,618.00)	193,844.00

Cash, Beginning of period	2,261,648.00	2,113,832.00

Cash, End of period	$386,030.00	$2,307,676.00

Non-Cash Transactions
Contributed officer salary	$36,000	$36,000
Notes Payable issued for services received	15,000	—

Supplemental cash flow information:
Cash paid for interest	$15,394	$35,638
Cash paid for income taxes	$—	$—

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

NOTE 2 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the six months ended June 30, 2016 and year ended December 31, 2015 for the assembly of the fuel efficient vehicles to sell to the customers.

	June 30, 2016	December 31, 2015
Raw materials	$2,083,825	$1,963,404
Work in progress	—	—
Finished goods	—	110,753

Total Inventory	2,083,825	2,074,157
Less carrying value of inventory
not deemed to be current	621,939	621,939

Inventory, included in current assets	$1,461,886	$1,452,218

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, long term” in the accompanying balance sheets.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our President and controlling stockholder.   As of June 30, 2016, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

Our President is a member of CEE, LLC which performs emission testing services. During the six months ended June 30, 2016, Greenkraft did not have any services performed by CEE, LLC and as of June 30, 2016 and December 31, 2015, Greenkraft owes CEE the amount of $5,945 for insurance.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  Our President is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the six months ended June 30, 2016.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our President is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. The total rent expense for the six months ended June 30, 2016, and 2015 was $74,250, and $165,000 respectively. As of June 30, 2016 and December 31, 2015, $525,000, and $467,500, respectively, was owed to First Warner.

Our CEO does not charge us a salary and therefore we have recognized $36,000 and $36,000 for the six months ended June 30, 2016 and 2015, respectively of contributed salary expense.

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

During the six months ended June 30, 2016, debt discount of $15,000 was amortized. As of June 30, 2016, convertible note has a balance of $7,500 net of $0 unamortized debt discount.

On April 22, 2016, Greenkraft converted $7,500 of convertible note payable to 7,500,000 common shares.

NOTE 6 – PROVISION FOR INCOME TAXES

Greenkraft uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2016, the company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

	June 30,	December 31,
	2016	2015
	(unaudited)

Deferred tax assets	$1,561,797	$1,324,353
Less: Valuation allowance	(1,561,797)	(1,324,353)
Net deferred tax assets	$—	$—

	June 30,	December 31,
	2016	2015
Accumulated net operating loss	$4,593,521	$3,895,157
Tax rate	34%	34%
Deferred tax assets	$1,561,797	$1,324,353

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $386,030 and a working capital deficit of $3,059,977. As of June 30, 2016 our accumulated deficit was $5,703,270.

We used net cash of $1,382,920 from operating activities for the six months ended June 30, 2016 compared to receiving net cash of $196,787 in operating activities for the same period in 2015.

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

We earned revenues of $49,234 during the three months ended June 30, 2016 compared to earning revenues of $1,784,036 during the same period in 2015, which is due to few contract orders for the three months ended Jun 30, 2016.

Net Loss

We had a net loss of $449,011 for the three months ended June 30, 2016, compared to a net loss of $307,275 for the same period in 2015. Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2016, and $0.00 for the same period in 2015.

Expenses

Our total operating expenses increased from $196,711 to $246,156 for the three months ended June 30, 2016 compared to the same period in 2015. This increase in expenses is mostly due to more selling and general and administrative fees.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

We earned revenues of $446,009 during the six months ended June 30, 2016 compared to earning revenues of $6,870,651 during the same period in 2015, which is due to few contract orders for the six months ended Jun 30, 2016.

Net Income/Loss

We had a net loss of $698,364 for the six months ended June 30, 2016, compared to a net loss of $140,674 for the same period in 2015. Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2016, and $0.00 for the same period in 2015.

Expenses

Our total operating expenses increased from $531,465 to $548,145 for the six months ended June 30, 2016 compared to the same period in 2015. This increase in expenses is mostly due to slightly higher selling and general and administrative fees.

Interest Expense

The interest expenses increased from $57,141 to $166,286 for the six months ended June 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily due to the amount of debt finance cost for the line of credit which we paid off during 1st quarter, 2016.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 15, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

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

GREENKRAFT, INC.

Date: September 23, 2016	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: September 23, 2016	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

