Form 10-Q
period 2016-09-30
GREENKRAFT, INC.
filed 2016-12-13
CIK 1398529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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

(714) 545-7777
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒ No

As of November 21, 2016, there were outstanding 96,432,718 shares of the registrant's common stock, $.001 par value.

1

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3

	Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Item 4.	Default Upon Senior Securities Mine Safety Disclosures	12
		12
Item 5. Item 6. Signatures	Other Information Exhibits	12
		12
		13

2

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.
BALANCE SHEETS
 as of September 30, 2016 (Unaudited) and December 31, 2015

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$265,032	$2,261,648
Cash restricted	-	1,506,152
Accounts receivable, net	6,600	323,925
Inventories, net	1,475,206	1,452,218
Total current assets:	1,746,838	5,543,943

Inventory long term, net	621,939	621,939
Property, plant and equipment, net	73,613	81,818
Total non-current assets:	695,552	703,757
Total assets	$2,442,390	$6,247,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$88,170	$1,248,777
Accounts payable - related party	816,334	758,834
Accrued liabilities	261,385	100,379
Deferred income	1,789,848	1,885,770
Convertible note payable	7,500	-
Other liabilities	75,000	75,000
Line of credit	-	1,998,850
Deferred Rent Expense- current	1,833	-
Related party debt	1,901,916	1,901,916
Total current liabilities	4,941,986	7,969,526

Deferred Rent Expense- non-current	8,000	-
Total liabilities	4,949.986	7,969,526

Stockholders' deficit:
Common stock authorized 400,000,000 shares, 96,432,718 and 88,882,718 shares issued and outstanding at September 30, 2016 and December 31, 2015.	96,433	88,883
Additional paid-in capital	3,245,147	3,194,197
Accumulated deficit	(5,849,176)	(5,004,906)
Total stockholders' deficit	(2,507,596)	(1,721,826)

Total liabilities and stockholders' deficit	$2,442,390	$6,247,700

The accompanying notes are an integral part of these unaudited financial statements

3

GREENKRAFT, INC.
 STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$63,053	$4,111,700	$509,062	$10,982,351
Cost of revenue	39,169	3,828,357	469,868	10,253,314
Gross Profit (Loss)	23,884	283,343	39,194	729,037

Operating Expenses:
Research and development	485	1,734	17,060	4,835
Selling, general, and administrative	169,287	584,338	700,857	1,112,702
Total Operating Expenses	169,772	586,072	717,917	1,117,537

Loss from operations	(145,888)	(302,729)	(678,723)	(388,500)

Other Income (Expenses):
Interest expense	(19)	(26,518)	(166,305)	(83,659)
Interest income	1	1,138	758	3,376
Total Other Expense	(18)	(25,380)	(165,547)	(80,283)

NET LOSS APPLICABLE TO COMMON SHARES	$(145,906)	$(328,109)	$(844,270)	$(468,783)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	96,432,718	88,882,718	93,348,046	88,882,718

The accompanying notes are an integral part of these unaudited financial statements.

4

GREENKRAFT, INC.
 STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating Activities:
Net loss	$(844,270)	$(468,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed officer salary	36,000	54,000
Amortization of debt discount from beneficial conversion feature	15,000	-
Amortization of deferred financing cost	-	19,233
Depreciation expense	8,205	8,208
Change in operating assets and liabilities
Accounts receivable	317,325	200,000
Inventory	(22,988)	470,557
Accounts payable	(1,145,607)	(25,381)
Accounts payable- related party	57,500	247,500
Accrued expense	161,006	10,379
Deferred rent expense	9,833	-
Deferred income	(95,922)	(1,128,441)
Net cash provided by (used in) operating activities	(1,503,918)	(612,728)

Investing Activities:
(Increase) decrease in restricted cash	1,506,152	(3,373)
Net cash provided by (used in) investing activities	1,506,152	(3,373)

Financing Activities:
Repayments under lines of credit	(1,998,850)	(708)
Net cash used in financing activities	(1,998,850)	(708)

Net increase (decrease) in cash	(1,996,616)	(616,809)

Cash, Beginning of period	2,261,648	2,113,832

Cash, End of period	$265,032	$1,497,023

Non-Cash Transactions
Contributed officer salary	$36,000	$54,000
Notes Payable issued for services received	15,000	-

Supplemental cash flow information:
Cash paid for interest	$15,394	$57,347
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

5

GREENKRAFT, INC.
Notes to the Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited interim financial statements of Greenkraft, Inc. a Nevada corporation ("we", "our,", "Greenkraft" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period have been omitted.

Recently issued accounting pronouncements

Leases

In February 2016, the FASB issued an accounting standards update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

Stock-Based Compensation

In March 2016, the FASB issued an accounting standards update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangements. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The Company is currently assessing the effects this guidance may have on its consolidated financial statements.

Ability to Continue as a Going Concern

In August 2014, the FASB issued an accounting standards update which requires an assessment of an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently addressed by U.S. auditing standards. This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Inventory

In July 2015, the FASB issued an accounting standards update which modifies the requirements for measuring the value of inventory on a periodic basis. The new requirement will be to measure inventory at the lower of cost or net realizable value. This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the nine months ended September 30, 2016 and year ended December 31, 2015 for the assembly of the fuel-efficient vehicles to sell to the customers.
	September 30, 2016	December 31, 2015
Raw materials	$2,097,145	$1,963,404
Finished goods	-	110,753

Total Inventory	2,097,145	2,074,157
Less carrying value of inventory
not deemed to be current	621,939	621,939

Inventory, included in current assets	$1,475,206	$1,452,218

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as "Inventory, long term" in the accompanying balance sheets.
6

NOTE 3 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by our President and controlling stockholder. As of September 30, 2016, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2015.

As of September 30, 2016 and December 31, 2015, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

Our President is a member of CEE, LLC which performs emission testing services. During the nine months ended September 30, 2016, Greenkraft did not have any services performed by CEE, LLC and as of September 30, 2016 and December 31, 2015, Greenkraft owes CEE the amount of $5,945 for insurance.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  Our President is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the nine months ended September 30, 2016.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. Our President is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. The total rent expense for the nine months ended September 30, 2016 and 2015 was $165,000, and 247,500 respectively. As of September 30, 2016 and December 31, 2015, $525,000, and $385,000, respectively, was owed to First Warner.  Greenkraft cancelled the lease agreement with First Warner Properties LLC at the end of August, 2016.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to September 30, 2021, with a monthly rent of $10,000.
Our CEO does not charge us a salary and therefore we have recognized $36,000 and $54,000 for the nine months ended September 30, 2016 and 2015, respectively of contributed salary expense.

NOTE 4 – LINE OF CREDIT

In March 2016, the Company cancelled the letter of credit of $3,500,000 and paid off the line of credit balance of $2,000,000 with Pacific Premier Bank. Due to the cancellation of letter of credit, the Company no longer require a restricted cash balance.
7

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
During the nine months ended September 30, 2016, debt discount of $15,000 was amortized. As of September 30, 2016, convertible note has a balance of $7,500 net of $0 unamortized debt discount.
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

	September 30,	December 31,
	2016	2015
	(unaudited)

Deferred tax assets	$1,611,405	$1,324,353
Less: Valuation allowance	(1,611,405)	(1,324,353)
Net deferred tax assets	$-	$-

	September 30,	December 31,
	2016	2015
Accumulated net operating loss	$4,739,427	$3,895,157
Tax rate	34%	34%
Deferred tax assets	$1,611,405	$1,324,353

NOTE 6 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under lease expiring 5 years after September 1, 2016. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The company has an agreement with landlord and first month rent is free. The future minimum lease payments under these operating leases are as follows:
Years ending December 31,	Amount

2016	30,000
2017	120,000
2018	120,000
2019	120,000
2020	120,000
Thereafter	80,000

Total	$590,000

8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.
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
Results of Operation
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $265,032 and a working capital deficit of $3,203,148.  As of September 30, 2016 our accumulated deficit was $5,849,176.
We used net cash of $1,503,918 from operating activities for the nine months ended September 30, 2016 compared to used net cash of $612,728 in operating activities for the same period in 2015.
9

Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Revenues
We earned revenues of $63,053 during the three months ended September 30, 2016 compared to earning revenues of $4,111,700 during the same period in 2015 , which is due to few contract orders for the three months ended September 30, 2016.
Net Loss
We had a net loss of $145,906 for the three months ended September 30, 2016, compared to a net loss of $328,109 for the same period in 2015.  Our basic and diluted loss per share was $0.00 for the three months ended September 30, 2016, and $0.00 for the same period in 2015.
Expenses
Our total operating expenses decreased from $586,072 to $169,772 for the three months ended September 30, 2016 compared to the same period in 2015.  This decrease in expenses is mostly due to less selling and general and administrative fees in 2016.
Results of Operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Revenues
We earned revenues of $509,062 during the nine months ended September 30, 2016 compared to earning revenues of $10,982,351 during the same period in 2015, which is due to few contract orders for the nine months ended September 30, 2016.
Net Income/Loss
We had a net loss of $844,270 for the nine months ended September 30, 2016, compared to a net loss of $468,783 for the same period in 2015.  Our basic and diluted loss per share was $0.00 for the nine months ended September 30, 2016, and $0.01 for the same period in 2015.
Expenses
Our total operating expenses decreased from $1,117,537 to $717,917 for the nine months ended September 30, 2016 compared to the same period in 2015.  This decrease in expenses is mostly due to less selling and general and administrative fees in 2016.
Interest Expense
The interest expenses increased from $83,659 to $166,305 for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily due to the amount of debt finance cost for the line of credit which we paid off during 1st quarter, 2016.

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

Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.
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
As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.
Changes in internal controls.
During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 21, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.

Date: December 13, 2016	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: December 13, 2016	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

13