Form 10-K
period 2016-12-31
GREENKRAFT, INC.
filed 2017-05-03
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2016, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $ 0,00 based on our closing price of $ 0,00 per shares.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of April 4, 2017 the registrant’s outstanding stock consisted of 96,432,718 common shares.

GREENKRAFT, INC.

Form 10-K

TABLE OF CONTENTS

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

We are a manufacturer and distributor of automotive products. We manufacture commercial forward trucks for vehicle classes 3,4,5,6, and 7 (GVW ranging from 10,001 lbs. to 33,000 lbs.) in alternative fuels. We also manufacture and sell alternative fuel systems to convert petroleum based fuels to natural gas and propane fuels.

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

Our Principal Products and Services

We currently offer three main products and services at this time:

1.

Commercial forward cabin trucks that run on alternative fuels such as compressed natural gas (CNG) or liquefied propane gas (LPG)

2.

Conversion of existing vehicles to run on alternative fuels such as CNG, or LPG.

3.

Alternative fuel engines

Commercial Forward Cab Trucks with Alternative Fuels

We currently offer commercial trucks (Classes 4, 5, 6, 7) with dedicated natural gas and propane fuel system for 6.0 liter Greenkraft/General Motor (GM) engines for 14,000 lbs. and above gross vehicle weight rating (GVWR) trucks and custom chassis manufacturers. We offer a range of Class 4-7 cab-forward trucks based on chassis from JAC, China’s Anhui Jianghuai Automobile Company. We then install 6.0-liter GM engines and our CNG or LPG fuel systems and add for CNG we add Quantum Technologies’ tanks in the vehicle. The CNG fuel systems are assembled by Greenkraft using parts manufactured by various suppliers.  The chassis and cabin are imported from overseas and the powertrain is assembled in the chassis.  Prior to order of the chassis, we provided specific design specifications to JAC to ensure that the chassis comply with US guidelines and specifications.  We have received California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) certification of 2015 and 2016 dedicated-compressed natural gas fuel systems for its 6.0-liter GM engines for 14,000 lbs. and above GVWR trucks.   We use our strategic partner, CEE, LLC for the testing of its engines prior to applying for the CARB and EPA certifications referred to above.  In addition, we used CEE, LLC and G&K Automotive, another strategic partner, in connection with research and development activities.  See “—Strategic Partners” below.

Customers

Our customers include Ryder, Superior Transportation, AR Natural Gas Fueling systems, Propane distribution companies, dealers and others.

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

In addition, we have dealer relationships with each of (i) Superior Transportation for sales of CNG and LPG vehicles in Texas (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania. We are adding new dealers in 2017. We expect to deliver trucks to all our dealers in 2017.  We have had discussions with other dealers throughout the United States and intend to enter into formal relationships with these dealers upon completion and assembly of additional truck inventory.  There is no guarantee that we will enter into additional contracts or formal relationships with its current customers and additional dealers.

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

General Motors (GM)—Engines/Power Trains

In October 2011, Greenkraft entered into an agreement with GM under which Greenkraft will have access to GM motors and power trains for insertion into their alternative fuel trucks.  The agreement is for a 3-year term and is renewable every three years. The current agreement is until December 31, 2017.  Greenkraft has relationships with other suppliers of engines and power trains.  In the event that Greenkraft’s agreement with GM is terminated, it is confident that it could execute agreements with other suppliers for its engines on commercially reasonable terms.

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

Strategic Partners

We have a strategic relationship with CEE, LLC, an emission laboratory of which George Gemayel is the managing member.  CEE, LLC is recognized by EPA and CARB and has certified vehicles over 30 years.  Greenkraft will continue to use CEE for testing of its engines to ensure CARB and EPA compliance.

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

Sales Distribution Strategy

As discussed above, we already have distribution agreements in place with each of (i) Superior Transportation for sales of CNG and LPG vehicles in Texas and (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania. In the event that our relationship with either of these dealers terminated, we have relationships with other dealers that we can activate and believes we could enter into additional agreements on commercially reasonable terms. We intend to enter into distribution agreements with other dealers for other territories in the United States. We already had discussions with distributors in New York, New Jersey, California and Oregon for formal distribution relationships, which it intends to formalize upon reaching a critical mass of inventory of its alternative fuel trucks.  We believe partnering with dealers for distribution of its trucks will have certain advantages such as, experienced trained sales force, service network, existing customer base and should also serve to reduce marketing costs.

Employees

As of December 31, 2016, we have 8 employees.

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

Governmental Programs, Incentives and Regulations

California Energy Commission (CEC)

The California Energy Commission was providing buy-downs related to the purchase of alternative fuel trucks to cover the incremental cost of purchasing alternative fuel vehicles.  Greenkraft received $1,140,000 from the CEC of which (i) $400,000 was applied to the buy-down of 20 CNG vehicles of 16,000 lbs.; (ii) $340,000 was applied to the buy down of 17 CNG vehicles of 14,500 lbs. and (iii) $400,000 was applied to the buy down of 40 propane vehicles of 14,500 lbs.  Greenkraft continues to apply for grants and more incentives that are available.

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

Under the Environmental Protection Agency’s (EPA) national greenhouse gas (GHG) emission standards, vehicle manufacturers are required to meet fleet-wide average carbon dioxide emissions standards for cars and trucks at increasingly lower levels annually from 2012 – 2025. Those manufacturers whose fleet wide average fails to meet such standards have a deficit in their emission profile. Those manufacturers whose fleet wide average performs better than such standards may earn credits. Manufacturers may sell excess credits to other manufacturers who can apply such credits to comply with these regulatory requirements.  As a manufacturer if we earn GHG credits established by this standard we may enter into contracts for the sale of credits with several automotive manufacturers, if and when such credits are earned by us.

Regulation—EPA Emissions & Certificate of Conformity

Our products are sold to commercial users.  Our alternative fuel engines are subject to approval for the U.S. EPA as well as state agencies such as the CARB.  We have received Certificates of Conformity from the EPA and Executive Order from CARB for our natural gas and propane fuel engines that go into vehicles (in excess of 14,000 lbs.) We have received certificates for the past few years for the following engines GM 4.8 liter, 6.0 liter, 8.0 liter and Ford 6.8 liter.

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVEVD STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 2530 S. Birch Street, Santa Ana, CA 92707 and our telephone number is (714) 545-7777. The property where our corporate offices are located is owned by First Standard Real Estate LLC, an entity which is controlled by our President George Gemayel.  We have a lease agreement with First Standard Real Estate, LLC, which lease a portion of the building as 20,000 square feet of garage area at a rate of $10,000 per month for a term of 5 years with one month free.  The property at our headquarters has space for expansion that Greenkraft may use in the future.  We had a lease for approximately 51,942 square feet of office and warehouse space at a rate of $27,500 per month with First Warner Properties, LLC, an entity controlled by our President George Gemayel. The lease was modified to a lower rate of $17,500. In 2016 the lease was terminated.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.  We are not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRAN’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITTY SECURITIES

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

Number of Holders

As of April 4, 2017, we had approximately 69 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Convertible promissory notes were issued in the aggregate amount of $15,000 in October 2015 for the marketing and advertising services received in 2015. During the quarter ended March 31, 2016, the Company re-classed the balance from accounts payable to notes payable. The term of the notes is due on demand. Simple interest of 1% is payable upon demand. Prior to maturity the notes may be converted for common stock at a conversion price of $0.001. On April 22, 2016, the holder of convertible note converted $7,500 of convertible note payable to 7,500,000 common shares.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

ITEM 6.  SELECTEED FINANCIAL DATA

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

Overview

RESULTS OF OPERATIONS

Working Capital

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Current Assets	$ 1,781,735	$ 5,543,943
Current Liabilities	4,842,865	7,969,526
Working Capital (Deficit)	(3,061,130)	(2,425,583)

Cash Flows
	Year ended December 31, 2016	Year ended December 31, 2015

Cash Flows Provided by (Used in) Operating Activities	$ (1,389,872)	$ 153,035
Cash Flows Provided by (Used in) Investing Activities	1,506,152	(4,511)
Cash Flows Used in Financing Activities	(1,998,850)	(708)
Net Increase (Decrease) in Cash During Period	(1,882,570)	147,816

Operating Revenues

During the year ended December 31, 2016 we earned revenues of $846,957 compared to revenues of $12,340,280 at the year ended December 31, 2015. The decrease for the period was primarily attributable to the e-vehicle project with Audi which completed during 2015, generating about 11.5 million sales in 2015 and earlier 2016, as a result of a down shift towards the lower revenue.

Operating Expenses and Net Loss

During the year ended December 31, 2016, we incurred operating expenses of $935,968 compared with operating expenses of $942,871 during the year ended December 31, 2015.

For the year ended December 31, 2016, we incurred a loss from operations of $792,962 compared with a net loss of $738,939 for the year ended December 31, 2015.

Liquidity and Capital Resources

As at December 31, 2016, we had a cash and cash equivalents balance of $379,078 and total assets of $2,394,577 compared with $ $2,261,648 of cash and total assets of $6,247,700 as at December 31, 2015. The decrease in cash was due to the line of credit and accounts payable being paid off in 2016.

As at December 31, 2016, we had total liabilities of $4,850,865 compared with total liabilities of $7,969,526 at December 31, 2015.  The decrease in total liabilities was due to the line of credit and accounts payable being paid off in 2016.

As at December 31, 2016, we had a working capital deficit of $3,061,130 compared with a working capital deficit of $2,425,583 as at December 31, 2015.

Cash flow from Operating Activities

During the year ended December 31, 2016, the cash used by operating activities total $1,389,872 compared to the cash provided by total $153,035 during the year ended December 31, 2015. The cash was primarily used to pay out accounts payable in 2016 related to the inventory purchase for the e-vehicle project.

Cash flow from Investing Activities

During the year ended December 31, 2016, the cash provided by investing activities total $1,506,152 compared to the cash used in total$4,511 during the year ended December 31, 2015. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts. Also included in investing cash flows for the years ended December 31, 2016 and 2015, are $1.5 million and $4,511, respectively, related to changes in restricted cash to support collateral requirements for our line of credit facility.

Cash flow from Financing Activities

During the year ended December 31, 2016, the cash provided by financing activities total $1,998,850 compared with total $708 during the year ended December 31, 2015. The 2016 result is due to offset by $1,998,850 in repayment under the line of credit facility.

Liquidity

The accompanying financial statements have been prepared in accordance to FASB Subtopic 205-40, Presentation of Financial Statements—Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Greenkraft’s management evaluated the current financial situation of the company and believes the company has no going concern within one year.

During the year ended December 31, 2016, the Company incurred a loss from continuing operation of $777,416 and a net loss $792,962, and the stockholders’ deficit was $2,456,288 and the working capital deficit was $3,061,130. The working capital deficit have been majority funded by accounts payable to its related parties and related party debt.  Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has 1.7 million government incentives as deferred revenue in current liability. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended December 31, 2017. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from signing up new dealers’ contracts and delivering alternative fuel trucks to them; (b) reclassify accounts payable- related parties and related parties’ debt as non- current liabilities in amount of $816,334 and $1,901,916, respectively, which is related to the financial support letter from the CEO,  and (c) the CEO can raise additional funds needed to support our business plan. Management intends to seek new capital from owners and related parties to provide needed funds, as necessary. However, there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENKRAFT, INC.

Index to Financial Statement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greenkraft, Inc.

Santa Ana, California

We have audited the accompanying balance sheet of Greenkraft, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the related results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Simon & Edward, LLP

Diamond Bar

May 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greenkraft, Inc.

Santa Ana, California

We have audited the accompanying balance sheet of Greenkraft, Inc. (the “Company”) as of December 31, 2015, and the related statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the related result of its operations and its cash flow for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 23, 2016

GREENKRAFT, INC.

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$ 379,078	$ 2,261,648
Cash restricted	-	1,506,152
Accounts receivable, net	47,791	323,925
Inventories, net	1,354,866	1,452,218
Total Current Assets:	1,781,735	5,543,943

Inventories long term, net	539,229	621,939
Property and equipment, net	73,613	81,818
Total Non-Current Assets:	612,842	703,757
Total Assets	$ 2,394,577	$ 6,247,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$ 85,745	$ 1,248,777
Accounts payable - related party	846,334	758,834
Accrued liabilities	139,743	100,379
Deferred income	1,785,295	1,885,770
Convertible note payable	7,500	-
Other liabilities	75,000	75,000
Line of credit	-	1,998,850
Deferred rent expense- current	1,332	-
Related party debt	1,901,916	1,901,916
Total Current Liabilities	4,842,865	7,969,526

Deferred rent expense- net of current	8,000	-
Total Liabilities	4,850,865	7,969,526

Stockholders’ Deficit:
Common stock authorized 400,000,000 shares, 96,432,718 and 88,882,718 shares issued and outstanding at December 31, 2016 and December 31, 2015.	96,433	88,883
Additional paid-in capital	3,245,147	3,194,197
Accumulated deficit	(5,797,868)	(5,004,906)
Total Stockholders’ Deficit	(2,456,288)	(1,721,826)

Total Liabilities and Stockholders' Deficit	$ 2,394,577	$ 6,247,700

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENTS OF OPERATIONS

	Year Ending December 31,
	2016	2015

Revenue	$ 846,957	$ 12,340,280
Cost of revenue	688,405	12,028,652
Gross Profit	158,552	311,628

Operating Expenses:
Research and development	17,545	55,956
Selling, general, and administrative	918,423	886,915
Total Operating Expenses	935,968	942,871

Loss from operations	(777,416)	(631,243)

Other Income (Expenses):
Interest expense	(16,305)	(112,212)
Interest income	759	4,516
Total Other Income (Expense)	(15,546)	(107,696)

Net Loss Applicable to Common Shares	$ (792,962)	$ (738,939)

Net Loss Per Basic and Diluted Shares	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	$ 94,137,786	$ 88,882,718

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2014	88,882,718	$ 88,883	$ 3,122,197	$ (4,265,967)	$ (1,054,887)

Contributed Officer Salary	-	-	72,000	-	72,000

Net Loss	-	-	-	(738,939)	(738,939)

Balance December 31, 2015	88,882,718	88,883	3,194,197	(5,004,906)	(1,721,826)

Contributed Officer Salary	-	-	36,000	-	36,000

Amortization of Convertible Notes Payable	-	-	15,000	-	15,000

Reclassification for Shares Issued in Q2	50,000	50	(50)	-	-

Shares Issued from Convertible Notes Payable	7,500,000	7,500	-	-	7,500

Net Loss	-	-	-	(792,962)	(792,962)

Balance December 31, 2016	96,432,718	$ 96,433	$ 3,245,147	$ (5,797,868)	$ (2,456,288)

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Operating Activities:
Net loss	$ (792,962)	$ (738,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed officer salary	36,000	72,000
Amortization of debt discount from beneficial conversion feature	15,000	-
Depreciation expense	8,205	10,943
Change in operating assets and liabilities
Accounts receivable	276,134	(123,925)
Inventory	180,062	551,646
Prepaid Expense	-	19,233
Accounts payable	(1,148,032)	1,126,133
Accounts payable- related party	87,500	330,000
Accrued expense	39,364	15,879
Deferred income	(100,475)	(1,109,935)
Deferred Rent Expense	9,332	-
Net cash provided by (used in) operating activities	(1,389,872)	153,035

Investing Activities:
(Increase) decrease in restricted cash	1,506,152	(4,511)
Net cash provided by (used in) investing activities	1,506,152	(4,511)

Financing Activities:
Repayments under line of credit	(1,998,850)	(708)
Net cash used in financing activities	(1,998,850)	(708)

Net increase (decrease) in cash	(1,882,570)	147,816

Cash, at beginning of period	2,261,648	2,113,832

Cash, at end of period	$ 379,078	$ 2,261,648

Non-Cash Transactions
Contributed officer salary	$ 36,000	$ 72,000
Notes Payable issued for services received	$ 15,000	$ -

Supplemental cash flow information:
Cash paid for interest	$ 15,394	$ 105,133
Cash paid for income taxes	$ 800	$ -

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTES TO FINANCIAL STATEMENTS:

NOTE 1—ORGANIZATION AND BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.  Greenkraft, Inc. is a manufacturer and distributor of automotive products.  We manufacture commercial forward cabin trucks for vehicles weighing from 14,001 lbs. to 33,000 lbs. in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum-based fuels to natural gas and propane fuels.

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

Concentration of credit risk –Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less. We do have restricted cash in the amount of $1,506,152 as of December 31, 2015, which will be utilized for a stand by letter of credit requested by suppliers.

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At December 31, 2016 and 2015, the Company characterized $0 and $0 as uncollectible, respectively. At December 31, 2016, the accounts receivable represents one customer from the sale of trucks.

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

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment’s held by the Company. Depreciation expense of $8,205 and $10,943 are recognized for the year ended December 31, 2016 and 2015.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2016 and 2015, $17,545 and $55,956, respectively, were expensed as research and development costs.

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

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to us and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received $1.140 million from the CEC related to the sale of CNG and propane trucks as of December 31, 2016 and 2015.

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

We have net operating loss carry forwards available to reduce future taxable income. Future tax benefits for these net operating losses carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the year ended December 31, 2016 and 2015, basic and diluted losses per share are the same for the year ended December 31, 2016 and 2015.

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

Recently issued accounting pronouncements –

In August 2014, the Financial Accounting Standards Board ("FASB") issued a new standard on disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016, and for annual period and interim periods thereafter. The adoption of this guidance did not have a significant impact on the Company’s financial statement.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The Company is currently assessing the effects this guidance may have on its financial statements.

Other recently issued accounting standards are not expected to have a material effect on the Company's financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

First Standard Real Estate LLC is the owner of 2530 S. Birch Street, Santa Ana, California 92707 where Greenkraft uses office space. The CEO is an owner of First Standard Real Estate. As of September 1, 2016 Greenkraft moved close to its headquarters at 2530 South Birch Street Santa Ana Ca 92707 for a rent fee of $10,000 per month. The rental agreement is a lease starting September 1, 2016 to September 30, 2021. The month of September, 2016 was free and the remaining time frame in 2016 rent expense payable to First Standard Real Estate is $30,000 with a deferred rent expense of $9,833 per month due to one month being free. The space that Greenkraft is rented has access to a larger portion for expansion when needed.

The Defiance Company, LLC is owned by our CEO. As of December 31, 2016 and December 31, 2015, accounts payable to Defiance is $285,389 and $285,389, respectively, for amounts paid by Defiance Company, LLC on behalf of Greenkraft.

As of December 31, 2016 and December 31, 2015 Greenkraft owed a total of $1,901,916 and $1,901,916, respectively, to our owner and his related entities. All amounts are due on demand, unsecured and do not bear interest.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary. No Services were provided by G&K for Greenkraft during the years ended December 31, 2016, or 2015.

CEE, LLC performed testing for Greenkraft for engine certifications and also shared employees with Greenkraft. Our President is an owner of CEE, LLC. During 2016, and 2015, Greenkraft recognized $0 and $0, respectively, of contributed payroll expense related to the shared employees. Also Greenkraft owes CEE for insurance that CEE paid for employees of Greenkraft in the amount of $5,945 as of December 31, 2016 and 2015.

First Warner Properties LLC is the owner of 2215 S Standard Ave Santa Ana CA 92707. Our president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement was from July 1, 2015 to December 31, 2019, with a monthly rent of $27,500. The total rent expense for December 31, 2016 and 2015 was $204,332 and $330,000, respectively.  As of December 31, 2016 First Warner Properties LLC was owed $525,000 and for 2015 the amount owed was $467,500.

Our CEO does not charge us a salary and therefore we have recognized $36,000 and $72,000 for 2016 and 2015, respectively of contributed salary expense.

NOTE 3- PROPERTY AND EQUIPMENT

For the years ended December 31, 2016 and 2015, depreciation expense of fixed assets totaled approximately $10,940 and $10,943, respectively. For the year 2016 we did not purchase fixed assets. The amount purchased in 2015 was $15,554. Fixed assets comprised the following as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Equipment	$ 109,428	$ 109,428
Less Accumulated Depreciation	(35,815)	(27,610)
Total	$ 73,613	$ 81,818

NOTE 4 – INVENTORIES

Greenkraft’s 2016 inventory is $1,354,866 and long term assets is $539,229. For Greenkraft’s 2015, the inventory was $1,452,218 and long term assets were $621,939.

	December 31, 2016	December 31, 2015
Raw materials	$1,894,095	$1,963,404
Finished goods	-	110,753

Total Inventory	1.894,095	2,074,157
Less carrying value of inventory
Not deemed to be current	539.229	621,939

Inventories, included in current assets	$1,354,866	$1,452,218

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

A condition to the line of credit is a full banking relationship. If the conditions are not met or should cease to be met, then interest rate and interest ceiling provided under the note shall immediately increase by 5.000 percentage points. As of December 31, 2015 Greenkraft was deemed to have a full banking relationship with Pacific Premier Bank.

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

In March 2016, the Company cancelled the letter of credit of $3,500,000 and paid off the line of credit of $2,000,000 with Pacific Premier Bank. Due to the cancellation of letter of credit, the Company no longer require a restricted cash balance.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and did not result in an extinguishment.

Along with the short term extension on September 21, 2015, and on January 14, 2016 the Company acknowledged that it was in breach of (a) its covenant to maintain a ratio of Global Debt Coverage in excess of 1.250 to 1.0, (b) its covenant to maintain a ratio of Business Debt Coverage Ratio in excess of 1.25 to 1; (c) its covenant to maintain a ratio of Debt/Worth not in excess of 3.0 to 1.0 and (d) its covenant to maintain a Tangible Net Worth of not less than $350,000 (collectively the “Covenant Violations”). Pacific Premier agreed to forbear enforcement of its rights arising out of these Covenant Violations until receipt of the Company’s financial statements for the year ended December 31, 2016.

During 2016, the Company did not make any draws. The total amount borrowed under the line of credit was $1,998,850 as of December 31, 2015. As of December 31, 2016 the line of credit was paid in full.

NOTE 6 – CONVERTIBLE NOTES

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

During the year ended December 31, 2016, debt discount of $15,000 was amortized. As of December 31, 2016 convertible note has a balance of $7,500 net of $0 unamortized debt discount.

On April 22, 2016, the holder of convertible note converted $7,500 of convertible note payable to 7,500,000 common shares

NOTE 7- COMMON STOCK

As of December 31 2016 and 2015, the Company had 400,000,000 Common shares authorized with a par value of $.0001 per share, of which 96,432,718 and 88,882,718 shares were issued and outstanding, respectively. On April 22, 2016, the holder of convertible note converted $7,500 of convertible note payable to 7,500,000 common shares.

NOTE 8 – MAJOR CUSTOMERS

In 2016, the Company had four customers each making up 10% or more of total truck sales revenue.  The customers individually made up 16%, 25%, 12% and 14%. The remaining revenues were from several vehicle dealers for conversions of Isuzu and Ford trucks at a percentage of 33%.

In 2015, the Company had two customers each making up 10% or more of total truck sales revenue. The customers individually made up 52% and 21%. The remaining revenues were from several truck customers and dealers for Greenkraft trucks and conversions of Isuzu trucks at a percentage of 8%.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Greenkraft has a lease agreement with First Standard Real Estate LLC for rent. See Note 2. Future rental payments payable to the landlord under the lease as of December 31, 2016 were as follows:

2017	$117,996
2018	117,996
2019	117,996
2020	117,996
2021	88,497
Total	$560,481

NOTE 10 – PROVISION FOR INCOME TAXES

Greenkraft uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2016, the company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of December 31, 2016, the tax years 2013 through 2015, and 2011 through 2015 are subject to examination by the federal and California taxing authorities, respectively. At December 31, 2016 and 2015, deferred tax assets consisted of the following:

	December 31,	December 31,
	2016	2015

Deferred tax assets	$1,593,960	$1,105,806
Less: Valuation allowance	(1,593,960)	(1,105,806)
Net deferred tax assets	$-	$-

	December 31,	December 31,
	2016	2015
Accumulated net operating loss	$4,688,119	$3,252,371
Tax rate	34%	34%
Deferred tax assets	$1,593,960	$1,105,806

NOTE 11 -LIQUIDITY

The accompanying financial statements have been prepared in accordance to FASB Subtopic 205-40, Presentation of Financial Statements—Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Greenkraft’s management evaluated the current financial situation of the company and believes the company has no going concern within one year.

During the year ended December 31, 2016, the Company incurred a loss from continuing operation of $777,416 and a net loss $792,962, and the stockholders’ deficit was $2,456,288 and the working capital deficit was $3,061,130. The working capital deficit have been majority funded by accounts payable to its related parties and related party debt.  Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has 1.7 million government incentives as deferred revenue in current liability. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended December 31, 2017. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from signing up new dealers’ contracts and delivering alternative fuel trucks to them; (b) reclassify accounts payable- related parties and related parties’ debt as non- current liabilities in amount of $816,334 and $1,901,916, respectively,  which is related to the financial support letter from the CEO,  and (c) the CEO can raise additional funds needed to support our business plan. Management intends to seek new capital from owners and related parties to provide needed funds, as necessary. However, there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 – SUBSEQUENT EVENTS

There are no subsequent events to disclosure.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that our internal controls over financial reporting are ineffective as of December 31, 2016.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which existed as of December 31, 2016 are:

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

Simon & Edward, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at five.

Our current directors and officers are as follows:

NAME	AGE	POSITION
Executive Officers and Directors:

George Gemayel	66	Chairman, President and Secretary
Sosi Bardakjian	38	Chief Financial Officer and Director
Evan Ginsburg	74	Director
Assadour (Ace) Sarafian	59	Director
Miguel Pulido	60	Director

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

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2016 were filed.

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

Director Nominees

As of December 31, 2016 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The table below shows the compensation summary for all offices and board directors. None of our other executive officers received compensation except for a minimal administrative amount for the CFO during the fiscal year ended December 31, 2016.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Gemayel, Chairman, President, Secretary	2016	-	-	-	-	-	-	-	-
Sosi Bardakjian, Chief Financial Officer, Director	2016	21,000	-	-	-	-	-	-	21,000
Evan Ginsburg, Director	2016	-	-	-	-	-	-	-	-
Assadour (Ace) Sarafian, Director	2016	-	-	-	-	-	-	-	-
Miguel Pulido, Director	2016	-	-	-	-	-	-	-	-

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, we did not have any unexercised stock options held by any of our shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFITIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our common stock as of April 14, 2016 by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.  Except as otherwise listed below, the address of each person is 2530 S. Birch Street, Santa Ana, CA 92707.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	George Gemayel	82,110,673	85.15%
Common	Sosi Bardakjian	-	0%

Common	Evan Ginsburg	-	0%
Common	Assadour (Ace) Sarafian	-	0%
Common	Miguel Pulido	-	0%
	All Executive Officers and Directors as a Group	82,110,673	85.15%

(1)

Calculated based on issued and outstanding shares of 96,432,718 as December 31, 2016.

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

Change of Control

As of December 31, 2016 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14.  PRINCIPAL ACCOUNTING FEE AND SERVICES

Audit, Audit-Related and Non-Audit Fees

On July 7, 2016, the Board of Directors of the Company approved the appointment of Simon & Edward, LLP as the Company's independent registered public accounting firm, to audit the financial statements of the Company for the second quarter June 30, 2016 and the dismissal of Malone Bailey, LLP. The dismissal of Malone Bailey, LLP will become effective upon issuance by Malone Bailey of its reports on the financial statements as of and for the quarter ended March 30, 2016.

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors and predecessor auditor.

Description of service	Simon & Edward LLP	Malone Bailey LLP
	2016	March 30, 2016	2015
Audit fees	$ 21,000	$ 10,000	$ 45,000
Audit- related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total	$ 21,000	$ 10,000	$ 45,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2016

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits
Exhibit Number	Exhibit Description
2.1	Securities Purchase Agreement dated as of December 5, 2013 by and among Sunrise Global, Inc., Greenkraft, Inc. and the shareholders of Greenkraft, Inc. (1)
3.1	Articles of Incorporation of Greenkraft, Inc. (f/k/a Sunrise Global, Inc.), a Nevada corporation (2)
3.2	Articles of Incorporation of Greenkraft, Inc., a California corporation (1)
3.3	Bylaws of Greenkraft, Inc.(f/k/a Sunrise Global, Inc.), a Nevada corporation (2)
3.4	Bylaws of Greenkraft, Inc., a California corporation (1)
3.5	Articles of Merger dated December 11, 2013 between Sunrise Global, Inc., a Nevada corporation and Greenkraft, Inc., a Nevada corporation. (3)
3.6	Certificate of Change dated December 13, 2013 filed with the Nevada Secretary of State (3)
4.1	Promissory Note dated March 13, 2012 in the amount of up to $3,500,000 issued by Greenkraft, Inc. in favor of Pacific Premier Bank.(1)
10.1	Investment Agreement dated February 6, 2014 between Greenkraft, Inc. a Nevada corporation and Kodiak Capital LLC. (5)
10.2	Registration Rights Agreement dated February 6, 2014 between Greenkraft Inc., a Nevada corporation and Kodiak Capital LLC.(5)
10.3	Business Loan Agreement dated March 13, 2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.4	Commercial Security Agreement dated March 31, 2012 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.5	Commercial Lease Agreement dated April 1, 2013 between First Warner Properties and Greenkraft, Inc. (1)
10.6	Loan Modification Agreement dated July 15, 2013 between Greenkraft, Inc. and Pacific Premier Bank.(4)
10.7	Loan Modification Agreement dated December 26, 2013 between Greenkraft, Inc. and Pacific Premier Bank (4)
10.8	Commercial Guaranty dated December 26, 2013 by Greenkraft, Inc., a Nevada corporation in favor of Pacific Premier Bank (4)
21.1	Subsidiaries (6)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 10, 2013 (File No. 000-53047) and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 11, 2007 (File No. 333-142836) and incorporated herein by reference.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 16, 2013 (File No. 000-53047) and incorporated herein by reference.
(4)	Filed as an exhibit to our Amendment No. 1 to Current Report on Form 8-K filed with the SEC on January 29, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 12, 2014 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 10-K filed with the SEC on April 3, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.

Date: May 3, 2017	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Gemayel George Gemayel	President, Chief Executive Officer and Director (Principal Executive Officer)	May 3, 2017

/s/ Sosi Bardakjian Sosi Bardakjian	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 3, 2017

/s/ Evan Ginsburg	Director	May 3, 2017
Evan Ginsburg

/s/ Assadour Sarafian	Director	May 3 2017
Assadour Sarafian

/s/ Miguel A. Pulido	Director	May 3, 2017
Miguel A. Pulido