Form 10-Q
period 2017-03-31
GREENKRAFT, INC.
filed 2017-06-28
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of June 20, 2017, there were outstanding 96,432,718 shares of the registrant’s common stock, $.001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.

BALANCE SHEETS

 (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash	$559,016	$379,078
Accounts receivable, net of allowance for doubtful account of $0	3,600	47,791
Inventories, net	1,242,458	1,354,866
Total current assets	1,805,074	1,781,735

Inventory long term, net	539,229	539,229
Property and equipment, net	73,613	73,613
Total non-current assets	612,842	612,842
Total assets	$2,417,916	$2,394,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,973	$85,745
Accounts payable - related party	60,000	846,334
Accrued liabilities	142,044	139,743
Deferred income	1,795,495	1,785,295
Convertible note payable	7,500	7,500
Other liabilities	75,000	75,000
Deferred rent - current	831	1,332
Related party debt	-	1,901,916
Total current liabilities	2,140,843	4,842,865

Deferred rent – net of current	8,000	8,000
Long term payable – related party	816,334	-
Long term loan -related party	1,901,916	-
Total non-current liabilities	2,726,250	8,000
Total liabilities	4,867,093	4,850,865

Stockholders’ deficit:
Common stock authorized 400,000,000 shares, 96,432,718 shares issued and outstanding at March 31, 2017 and December 31, 2016.	96,433	96,433
Additional paid-in capital	3,245,147	3,245,147
Accumulated deficit	(5,790,757)	(5,797,868)
Total stockholders' deficit	(2,449,177)	(2,456,288)

Total liabilities and stockholders' deficit	$2,417,916	$2,394,577

The accompanying notes are an integral part of these unaudited financial statements

GREENKRAFT, INC.

 STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$331,244	$396,775
Cost of revenue	197,176	314,500
Gross Profit	134,068	82,275

Operating Expenses:
Research and development	162	15,989
Selling, general, and administrative	126,709	286,000
Total Operating Expenses	126,871	301,989

Income (Loss) from operations	7,197	(219,714)

Other Income (Expenses):
Interest expense	(87)	(30,394)
Interest income	1	755
Total Other Expense	(86)	(29,639)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$7,111	$(249,353)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	96,432,718	88,882,718

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

 STATEMENT OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating Activities:
Net income (loss)	$7,111	$(249,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contributed officer salary	-	18,000
Amortization of debt discount from beneficial conversion feature	-	15,000
Depreciation expense	-	2,735
Change in operating assets and liabilities
Accounts receivable	44,191	317,325
Inventory	112,408	8,537
Accounts payable	(25,772)	(1,121,525)
Accounts payable- related party	30,000	55,000
Accrued expense	2,301	1,607
Deferred rent expense	(501)	-
Deferred income	10,200	(121,815)
Net cash provided by (used in) operating activities	179,938	(1,074,489)

Investing Activities:
Decrease in restricted cash	-	1,505,245
Net cash provided by investing activities	-	1,505,245

Financing Activities:
Repayments under lines of credit	-	(2,000,000)
Net cash used in financing activities	-	(2,000,000)

Net increase (decrease) in cash	179,938	(1,569,244)

Cash, Beginning of period	379,078	2,261,648

Cash, End of period	$559,016	$692,404

Non-Cash Transactions
Contributed officer salary	$-	$18,000
Notes Payable issued for services received	-	15,000

Supplemental cash flow information
Cash paid for interest	$87	$15,394
Cash paid for income taxes	$-	$-

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

Recently issued accounting pronouncements

Leases

In February 2016, the FASB issued guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election not to recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the remaining contractual lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for us as of the first quarter of fiscal year 2020. The Company is evaluating the effect that this ASU will have on its financial statements and related disclosures.

Stock-Based Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s financial statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its financial statements and related disclosures.

Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

Inventory

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

Income Tax

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 2 - SIGNIFICIANT ACCOUNTING POLICIES AND PRACTICE

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

Fair Value Measurements

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At March 31, 2017 and December 31, 2016, the Company characterized $0 and $0 as uncollectible, respectively. At March 31, 2017, the accounts receivable, $3,600 represents one customer from the sale of parts..

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

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment’s held by the Company. Depreciation expense of $0 and $2,735 are recognized for the quarter ended March 31, 2017 and 2016.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the quarter ended March 31, 2017 and 2016, $162 and $15,989, respectively, were expensed as research and development costs.

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

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to the Company and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received $1.284 million and $1.140 million from the CEC related to the sale of CNG and propane trucks as of March 31, 2017 and December 31, 2016.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net income for the quarter ended March 31, 2017 and net loss for the quarter ended March 31, 2016, basic and diluted losses per share are the same for the quarter ended March 31, 2017 and 2016.

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

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the three months ended March 31, 2017 and year ended December 31, 2016 for the assembly of the fuel-efficient vehicles to sell to the customers.

	March 31, 2017	December 31, 2016
Raw materials	$1,781,687	$1,894,095

Total Inventory	1,781,687	1,894,095
Less carrying value of inventory	-	-
not deemed to be current	539,229	539,229

Inventory, included in current assets	$1,242,458	$1,354,866

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, long term” in the accompanying balance sheets.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by the Company’s president and controlling stockholder. As of March 31, 2017, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2016.

As of March 31, 2017, and December 31, 2016, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the three months ended March 31, 2017, Greenkraft did not have any services performed by CEE, LLC and as of March 31, 2017 and December 31, 2016, Greenkraft owed CEE the amount of $5,945 for insurance.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  The president of the company is also the president and controlling shareholder of G&K.  No Services were provided by G&K for Greenkraft during the three months ended March 31, 2017.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. As of March 31, 2017 and December 31, 2016, Greenkraft owed $525,000 to First Warner Properties LLC.  Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2016.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to September 30, 2021, with a monthly rent of $10,000. As of March 31, 2017 and December 31, 2016, Greenkraft owed $60,000 and $30,000 to First Standard Real Estate LLC, respectively.

The Company reclassified accounts payable- related parties of $816,334 and related parties’ debt of $1,901,916 as non- current liabilities as of March 31, 2017, which were addressed by the financial support letter from the CEO.

The Company’s CEO does not charge Greenkraft a salary and therefore the company has recognized $0 and $18,000 for the three months ended March 31, 2017 and 2016, respectively of contributed salary expense.

NOTE 5 – LINE OF CREDIT

In March 2016, the Company cancelled the letter of credit of $3,500,000 and paid off the line of credit balance of $2,000,000 with Pacific Premier Bank. Due to the cancellation of letter of credit, the Company is no longer require a restricted cash balance.

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

During the three months ended March 31, 2017, debt discount of $15,000 was amortized. As of March 31, 2017, convertible note has a balance of $7,500 net of $0 unamortized debt discount.

On April 22, 2016, the holder of convertible note converted $7,500 of convertible note payable to 7,500,000 common shares.

NOTE 7 – PROVISION FOR INCOME TAXES

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

	March 31,	December 31,
	2017	2016
	(unaudited)

Deferred tax assets	$1,591,543	$1,593,960
Less: Valuation allowance	(1,591,543)	(1,593,960)
Net deferred tax assets	$-	$-

	March 31,	December 31,
	2017	2016
Accumulated net operating loss	$4,681,008	$4,688,119
Tax rate	34%	34%
Deferred tax assets	$1,591,543	$1,593,960

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under lease expiring 5 years after September 1, 2016. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The company has an agreement with landlord and first month rent is free. The future minimum lease payments under these operating leases are as follows:

Years ending December 31,	Amount

2017	88,500
2018	118,000
2019	118,000
2020	118,000
2021 and thereafter	78,667

Total	$521,167

NOTE 9 – SUBSEQUENT EVENTS

Based on the Issuance Resolution on May 25, 2017, Greenkraft issued 6,670,000 new shares to employees and advisors.

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

Results of Operation

Liquidity and Capital Resources

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Working Capital

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Current Assets	$1,805,074	$2,143,592
Current Liabilities	2,140,843	4,782,793
Working Deficit	(335,769)	(2,639,201)

As at March 31, 2017, we had a working capital deficit of $335,769 compared with the working capital deficit of $2,639,201 as at March 31, 2016.

Cash Flows
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash Flows Provided by (Used in) Operating Activities	$179,938	$(1,074,489)
Cash Flows Provided by Investing Activities	-	1,505,245
Cash Flows Used in Financing Activities	-	(2,000,000)
Net Increase (Decrease) in Cash During Period	179,938	(1569,244)

Cash flow from Operating Activities

During the quarter ended March 31, 2017, the net cash provided by operating activities total $179,938 compared to the cash used in total $1,704,489 during the quarter ended March 31, 2016. The cash was primarily used to pay out accounts payable in 2016 related to the inventory purchase for the e-vehicle project.

Cash flow from Investing Activities

During the quarter ended March 31, 2017, the net cash provided by investing activities total $0 compared to the net cash used in total $1,505,245 during the quarter ended March 31, 2016. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts, which was $1,505,245 related to changes in restricted cash to support collateral requirements for the line of credit facility.

Cash flow from Financing Activities

During the quarter ended March 31,2017, the net cash provided by financing activities total $0 compared with total $2,000,000 during the quarter ended March 31, 2016, which was repayment under the line of credit facility.

Operation
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenue	$331,244	$396,755
Cost of revenue	197,176	314,500
Gross profit	134,068	82,275
Operation expense	126,871	301,989
Income (loss) from operation	$7,197	$(219,714)

Revenues

We earned revenues of $331,244 during the three months ended March 31, 2017 compared to earning revenues of $396,775 during the same period in 2016, which is due to few contract and e vehicles orders for the three months ended March 31, 2017, but more parts sold for in the first quarter of 2017.

Operation Expenses

Our total operating expenses decreased from $301,989 to $126,871 for the three months ended March 31, 2017 compared to the same period in 2016.  This decrease in expenses was mostly due to less selling and general and administrative fees in the first quarter of 2017.

Other income and (expense)
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Interest expense	$(87)	$(30,394)
Interest income	1	755
Net other income (expense)	$(86)	$(249,353)

Interest Expense

The interest expenses increased from $87 to $15,394 for the three months ended March 31, 2017 compared to the same period in 2016. The increase in interest expense is primarily due to the amount of debt finance cost for the line of credit which we paid off during 1st quarter, 2016.

Liquidity

During the quarter ended March 31, 2017, the Company earned an income from continuing operation of $7,197 and a net income $7,111, and the stockholders’ deficit was $2,449,177 and the working capital deficit was $335,769. The working capital deficit have been majority funded by accounts payable to its related parties and related party debt.  Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has 1.7 million government incentives as deferred revenue in current liability. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended March 31, 2018. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from signing up new dealers’ contracts and delivering alternative fuel trucks to them; (b) reclassified accounts payable-related parties of $816,334 and related parties’ debt of $1,901,916, as non-current liabilities which were addressed by the financial support letter from the CEO,  and (c) the CEO can raise additional funds needed to support our business plan. Management intends to seek new capital from owners and related parties to provide needed funds, as necessary. However, there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Report.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 20 ,2017 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GREENKRAFT, INC.

Date: June 28,2017	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: June 28,2017	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director