Form 10-K/A
period 2016-12-31
GREENKRAFT, INC.
filed 2017-10-03
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Company is filing this amendment for Item 9A to state which year COSO framework we applied.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that our internal controls over financial reporting are ineffective as of December 31, 2016.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

GREENKRAFT, INC.

Date: October 3, 2017	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Gemayel George Gemayel	President, Chief Executive Officer and Director (Principal Executive Officer)	October 3, 2017

/s/ Sosi Bardakjian Sosi Bardakjian	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	October 3, 2017

/s/ Evan Ginsburg	Director	October 3, 2017
Evan Ginsburg

/s/ Assadour Sarafian	Director	October 3, 2017
Assadour Sarafian

/s/ Miguel A. Pulido	Director	October 3, 2017
Miguel A. Pulido