Form 10-Q
period 2017-06-30
GREENKRAFT, INC.
filed 2017-10-04
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  [X] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes    [X] No

As of October 4, 2017 there were outstanding 103,102,718 shares of the registrant’s common stock, $.001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	3

	Statements of Operations for the three and six months ending June 30, 2017 and 2016 (Unaudited)	4

	Statements of Cash Flows for the six months ending June 30, 2017 and 2016 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II	Other Information

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Item 4.	Default Upon Senior Securities Mine Safety Disclosures	16
		16
Item 5. Item 6. Signatures	Other Information Exhibits	16
		17
		18

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.

BALANCE SHEETS

 as of June 30, 2017 (Unaudited) and December 31, 2016

	As of	As of
	06/30/17	12/31/16
Assets
Current Assets
Cash	404,307	379,078
Accounts receivable, net of allowances for doubtful account of $0	3,600	47,791
Inventories	1,242,108	1,354,866
Total Current Assets	1,650,015	1,781,735

Inventory Long Term	539,229	539,229
Property and equipment, net	70,877	73,613
Total Non- Current Assets	610,106	612,842

Total Assets	2,260,121	2,394,577

Current Liabilities
Accounts Payable	51,444	85,745
Accounts Payable - related party	90,000	846,334
Accrued liabilities	138,686	139,743
Deferred income	1,780,325	1,785,295
Convertible Notes Payable	7,500	7,500
Other liabilities	75,000	75,000
Deferred Rent - current	831	1,332
Related party debt	-	1,901,916
Total Current Liabilities	2,143,786	4,842,865

Non-Current Liabilities
Deferred rent net of current	8,000	8,000
Long term payable related party	816,334	-
Long term loan related party	1,901,916
Total Non-Current Liabilities	2,726,250	8,000

Total Liabilities	4,870,036	4,850,865

Shareholders' Deficit
Common Stock, 400,000,000 shares authorized, 103,102,718 and 96,432,718 shares issued and outstanding, respectively.	103,103	96,433
Additional Paid-In Capital	4,105,577	3,245,147
Accumulated Deficit	(6,818,595)	(5,797,868)
Total Stockholder's deficit	(2,609,915)	(2,456,288)

Total Liabilities and stockholder's deficit	2,260,121	2,394,577

The accompanying notes are an integral part of these unaudited financial statements

GREENKRAFT, INC.

 STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2017	2016	2017	2016
Revenue	59,011	$ 49,234	390,255	$ 446,009
Cost of revenue	61,306	116,199	258,482	430,699
Gross Profit (Loss)	(2,295)	(66,965)	131,773	15,310
Costs and expenses:
Research and development	-	586	162	16,575
Selling, general and administrative	1,025,544	245,570	1,152,253	531,570
Total costs and expenses	1,025,544	246,156	1,152,415	548,145
Income (Loss) from operations	(1,027,839)	(313,121)	(1,020,642)	(532,835)
Interest expense	1	(135,892)	(87)	(166,286)
Interest income	1	2	2	757
Net Income (Loss)	(1,027,837)	$ (449,011)	(1,020,727)	$ (698,364)

Basic and Diluted Income (Loss) per share	-	$ 0.00	-	$ 0.00
Basic and Diluted Weighted average number of common shares outstanding	99,144,696	94,611,839	97,796,199	91,747,278

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

 STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	6/30/2017	6/30/2016

Net loss	(1,020,727)	(698,364)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed officer salary		36,000
Amortization of debt discount from beneficial conversion features	-	15,000
Stock Compensation Expense	867,100
Change in operating assets and liabilities
Depreciation expense	2,736	5,470
Accounts Receivable	44,191	317,325
Inventory	112,758	(9,668)
Accounts Payable	(34,301)	(1,145,607)
Accounts Payables- related party	60,000	57,500
Accrued Expense	(1,057)	161,239
Deferred Income	(4,970)	(121,815)
Deferred rent	(501)

Net Cash Provided by (Used in) Operating Activities	25,229	(1,382,920)

Decrease in restricted cash	-	1,506,152

Net Cash Used in Investing Activities	-	1,506,152

Repayments under lines of credit		(1,998,850)

Net Cash Provided by Financing Activities	-	(1,998,850)

Net Increase (Decrease) in Cash	25,229	(1,875,618)

Cash, Beginning of Year	379,078	2,261,648

Cash, End of Year	404,307	386,030

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

Notes to the Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements as of June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2016 Form 10-K on May 3, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2016 as filed on May 3, 2017, have been omitted.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

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

NOTE 2 - SIGNIFICIANT ACCOUNTING POLICIES AND PRACTICE

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At June 30, 2017 and December 31, 2016, the Company characterized $0 and $0 as uncollectible, respectively. At June 30, 2017, the accounts receivable, $3,600 represents one customer from the sale of parts.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment’s held by the Company. For the three months ended June 30, 2017 and 2016, depreciation expense was $2,736 and $2,735, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $2,736 and $5,470, respectively.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. For the three months ended June 30, 2017 and 2016, research and development expense was $0 and $586, respectively. For the six months ended June 30, 2017 and 2016, research and development was $162 and $16,575, respectively.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  Management determined that no impairment indication of its long lived assets as of June 30, 2017.

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to the Company and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received previously $1.284 million and $1.140 million from the CEC related to the sale of CNG and propane trucks as of June 30, 2017 and December 31, 2016.

Deferred Revenue- The Company has received certain payment upfront provided by various vendors for trucks and records theses advance payments to perform future services as deferred revenue and decreases deferred revenue and invoiced upon the completion of work and delivery of the product. The Company has received previously $1,780,325 and $1,785,295 from various vendors as of June 30, 2017 and December 31, 2016.  Deferred revenue that has been recognized $20,000 and $10,000, respectively, for the three months ended June 30, 2017 and 2016.  Deferred revenue that has been recognized $31,300 and $131,815, respectively, for the six months ended June 30, 2017 and 2016.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As the Company incurred a net loss for the three and six months ended June 30, 2017 and 2016, there are no common stock equivalents, as a result, weight average share for basic and diluted as the same.

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

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the three months ended June 30, 2017 and year ended December 31, 2016 for the assembly of the fuel-efficient vehicles to sell to the customers. Management believes cost approximate net realized value. The inventory consists of the following as at:

	June 30, 2017	December 31, 2016
Raw materials	$1,781,337	1,894,095

Total Inventory	1,781,337	1,894,095
Less carrying value of inventory	-	-
not deemed to be current	539,229	539,229

Inventory, included in current assets	$1,242,108	1,354,866

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, long term” in the accompanying balance sheets.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is a distribution company owned by the Company’s president and controlling stockholder. As of June 30, 2017 and December 31, 2016, accounts payable to the Defiance was $285,389 and $285,389, respectively.  The amount of $285,389 was reclassified to long term accounts payable related party in first quarter 2017.

As of June 30, 2017 and December 31, 2016, the Company has note payable for the amount of $1,901,916 and  $1,901,916, to its President and his related entities.  All amounts are due, are unsecured and do not bear interest.   This amount was to reclassified to long term related party debt because the company’s president does not expect repayment during the next 12 months.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the three and six months ended June 30, 2017, Greenkraft did not have any services performed by CEE, LLC.  Greenkraft does owes $5,945, to CEE,LLC as of June 30, 2017 and December 31, 2016, for previous services provided by CEE, LLC however this amount was also reclassified to long term related party debt in 2017.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  The president of the company is also the president and controlling shareholder of G&K.  No amount due to G&K for Greenkraft as of three and six months ended June 30, 2017.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. As of December 31, 2016, Greenkraft owed $525,000 to First Warner Properties LLC.  Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2016.  As of three and six months ended June 30, 2017 Greenkraft owes First Warner Properties $525,000. This amount was reclassified to long term payable related party.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to September 30, 2021, with a monthly rent of $10,000. As of June 30, 2017 and December 31, 2016, Greenkraft owes rent expense of $90,000 and $30,000 to First Standard Real Estate LLC, respectively. For the three and six months ended June 30, 2017, the rent expense was $30,000 and $60,000, respectively.

The Company reclassified accounts payable- related parties of $816,334 and related parties’ debt of $1,901,916 as non- current liabilities as of March 31, 2017. This amount was to reclassified to long term related party debt because the company’s president does not expect repayment in the next 12 months.

The CEO contributed his payroll to the company about $18,000 and $36,000 as the three and six months June 30, 2016. The CEO does not charge the Company salary for three and six months as of June 30, 2017.

NOTE 5 – LINE OF CREDIT

In March 2016, the Company cancelled the line of credit of $3,500,000 and paid off the line of credit balance of $2,000,000 with Pacific Premier Bank. Due to the cancellation of line of credit, the Company is no longer require a restricted cash balance.

NOTE 6 – CONVERTIBLE NOTES

Convertible promissory notes were issued in the aggregate amount of $15,000 in October 2015 for the marketing and advertising services received in 2015. The term of the notes is due on demand. Simple interest of 1% is payable upon demand. Prior to maturity the notes may be converted for common stock at a conversion price of $0.001.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $15,000 was recorded, directly to interest expense at inception.

As of June 30, 2017 and December 31, 2016, convertible note has a balance of $7,500 net of $0 unamortized debt discount.

On April 22, 2016, the holder of convertible note converted $7,500 of convertible note payable to 7,500,000 common shares.

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under lease expiring 5 years after September 1, 2016. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The company has an agreement with landlord and first month rent is free, with the balance of deferred rent was de minimis. The future minimum lease payments under these operating leases are as follows below:

Years ending December 31,	Amount

2017	88,500
2018	118,000
2019	118,000
2020	118,000
2021 and thereafter	78,667

Total	$ 521,167

NOTE 8 - STOCK ISSUANCE

On May 27, 2017, the Company issued 6,670,000 shares of its common stock pursuant to a Board Resolution that provided for the stock issuance to officers, employees, and directors of the Company. There is no vesting period, restricted to sell in 12 months. As a result the Company recorded the stock based compensation expense $867,100 based on the closed price on the date of grand date.

NOTE 9 – SUBSEQUENT EVENTS

There are no subsequent events that occurred subsequent to June 30, 2017 and up do the date of the issuance date of the report that would require disclosed.

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

Results of Operation

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $404,307 and a working capital deficit of $493,771.

We provided net cash of $25,229 from operating activities for the six months ended June 30, 2017 which includes stock compensation expense of $867,100 compared to company used net cash of $1,382,920 in operating activities for the same period in 2016.

Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues

We earned revenues of $59,011 during the three months ended June 30, 2017 compared to earning revenues of $49,234 during the same period in 2016. We earned more revenue in first quarter in 2016 comparing the same period in 2017.

Net Loss

We had a net loss of $1,027,837 for the three months ended June 30, 2017, compared to a net loss of $449,011 for the same period in 2016.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2017, and $0.00 for the same period in 2016.

Expenses

Our total operating expenses increased from $246,156 to $1,025,544 for the three months ended June 30, 2017 compared to the same period in 2016.  The increase is due to stock compensation expense of $867,100 included in three months ended June 30, 2017.

Results of Operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues

We earned revenues of $390,255 during the six months ended June 30, 2017 compared to earning revenues of $446,009 during the same period in 2016. We earned more revenue in first quarter in 2016 comparing the same period in 2017.

Net Income/Loss

We had a net loss of $1,020,727 for the six months ended June 30, 2017, compared to a net loss of $698,364 for the same period in 2016. The reason for the higher loss is due to stock compensation expense of $867,100.  Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2017, and $0.00 for the same period in 2016.

Expenses

Our total operating expenses increased from $548,145 to $1,152,415 for the six months ended June 30, 2017 compared to the same period in 2016.  This increase in expenses is mostly due to stock compensation expense for stocks of $867,100 that were issued.

Interest Expense

The interest expenses decreased from $166,286 to $87 for the six months ended June 30, 2017 compared to the same period in 2016. The decrease in interest expense is primarily due to the amount of debt finance cost for the line of credit which we paid off during 1st quarter, 2016.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business.  We are a manufacturer and distributor of automotive products.  We manufacture commercial forward trucks for vehicle classes 4, 5, 6, and 7 (GVW ranging from 14,001 lbs. to 33,000 lbs.) in alternative fuels.  We also manufacture and sell alternative fuel systems to convert petroleum based fuels to natural gas and propane fuels.

Inflation

We do not believe that inflation has had a material effects result on our operations.

Liquidity

During the six months ended June 30, 2017, the Company had a loss from operating of $1,020,642 and a net loss $1,020,727 and the stockholders’ deficit was $2,609,915 and the working capital deficit was $493,771. The working capital deficit have been majority funded by accounts payable to its related parties and related party debt.  Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has 1.7 million government incentives as deferred revenue in current liability. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended June 30, 2018. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2017 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter ended June 30, 2017, the Company issued 6,670,000 shares of its common stocks to officers, employees, and directors, with an estimated fair market value of $867,100 based on the stocks prices on the date of grand.

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

GREENKRAFT, INC.

Date: October 4, 2017	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: October 4, 2017	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director