Form 10-Q
period 2017-09-30
GREENKRAFT, INC.
filed 2017-12-29
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of December 29, 2017 there were outstanding 103,102,718 shares of the registrant’s common stock, $.001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.

BALANCE SHEETS

 as of September 30, 2017 (Unaudited) and December 31, 2016

	As of	As of
	9/30/2017	12/31/16
Assets
Current Assets
Cash	$ 338,033	$ 379,078
Accounts receivable, net of allowance for doubtful account of $0	3,600	47,791
Inventories, net	1,300,202	1,354,866
Prepaid Expense	132,000
Total Current Assets	1,773,835	1,781,735

Inventories long term, net	539,229	539,229
Property and equipment, net	68,141	73,613
Total Non- Current Assets	607,370	612,842

Total Assets	$ 2,381,205	$ 2,394,577

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 123,185	$ 85,745
Accounts payable - related party	110,000	846,334
Accrued liabilities	144,425	139,743
Deferred income	475,995	1,785,295
Convertible notes payable	7,500	7,500
Other liabilities	75,000	75,000
Related party debt	-	1,901,916
Short term debt	180,000	-
Deferred rent- current	831	1,332
Total Current Liabilities	1,116,936	4,842,865

Non-Current Liabilities
Deferred rent - net of current	$ 8,000	$ 8,000
Long term payable - related party Defiance	816,334	-
Long term loan - related party FWP	525,000	-
Long term debt – related party CEE	1,044,000	-
Long term loan – related party	1,901,916	-
Long term debt CEC	1,044,000	-
Total Non-Current Liabilities	3,770,250	8,000

Total Liabilities	$ 4,887,186	$ 4,850,865

Shareholders' Deficit
Common Stock, 400,000,000 shares authorized, 103,102, 718 and 96,432,718 shares issued and outstanding, respectively	103,103	96,433
Additional Paid-In Capital	4,105,577	3,245,147
Accumulated Deficit	(6,714,661)	(5,797,868)
Total Stockholders' Deficit	(2,505,981)	(2,456,288)

Total Liabilities and Stockholders' Deficit	$ 2,381,205	$ 2,394,577

The accompanying notes are an integral part of these unaudited financial statements

GREENKRAFT, INC.

 STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2017	2016	2017	2016
Revenue	$ 210,666	$ 63,053	$ 600,921	$ 509,062
Cost of revenue	154,881	39,169	414,533	469,868
Gross Profit	55,985	23,884	187,758	39,194
Commission revenue	180,152		180,152
Costs and expenses:
Research and development	-	485	162	17,060
Selling, general and administrative	144,635	169,287	1,296,888	700,857
Total costs and expenses	144,635	169,772	1,297,050	717,917
Income (Loss) from operations	91,502	(145,888)	(929,140)	(678,723)

Other income (expense)
Interest (expense)	-	(19)	(87)	(166,305)
Interest income	12,432	1	12,434	758
Total Other income (expense)	12,432	(18)	12,347	(165,547)

Net Income / (Loss)	$ 103,934	$ (145,906)	$ (916,793)	$ (844,270)

Basic and Diluted Income (Loss) per share	-	-	-	-
Weighted average number of common shares outstanding - Basic	103,102,718	96,432,718	99,596,064	93,348,046
Weighted average number of common shares outstanding – Diluted	110,602,718

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

 STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Nine Months Ended September 30
	2017	2016
Operating Activities:
Net loss	$ (916,793)	$ (844,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed officer salary	-	36,000
Amortization of debt discount from beneficial conversion feature	-	15,000
Depreciation expense	5,472	8,205
Stock based compensation expense	867,100	-
Change in operating assets and liabilities
Accounts receivable	44,191	317,325
Inventory	54,664	(22,988)
Accounts payable	37,440	(1,145,607)
Accounts payable- related party	80,000	57,500
Accrued expense	4,682	161,006
Deferred income	(85,300)	(95,922)
Deferred Rent Expense	(501)	9,833
Prepaid Expense	(132,000)	-
		-
Net cash provided by (used in) operating activities	(41,045)	(1,503,918)

Investing Activities:
Decrease in restricted cash	-	1,506,152
Net cash provided by investing activities	-	1,506,152

Financing Activities:
(Repayments) under lines of credit	-	(1,998,850)
Net cash used in financing activities	-	(1,998,850)

Net increase (decrease) in cash	(41,045)	(1,996,616)

Cash, Beginning of period	379,078	2,261,648

Cash, End of period	$ 338,033	$ 265,032

Non-cash finance and investing activities:
Non cash conversion from deferred income to long term debt	1,224,000
Non-Cash Transactions
Contributed officer salary	-	36,000
Notes Payable issued for services received	-	15,000
Issuance of new stocks	867,100	-

Supplemental cash flow information:
Cash paid for interest	87	15,394
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

GREENKRAFT, INC.

Notes to the Unaudited Financial Statements

GREENKRAFT, INC.

Notes to the Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements as of September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2016 Form 10-K on May 3, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2016 as filed on May 3, 2017, have been omitted.

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

Compensation – Stock Compensation

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09), Compensation — Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods.  is not expected to have any impact on the Company’s unaudited condensed financial statement presentation or disclosures.

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

NOTE 2 - SIGNIFICIANT ACCOUNTING POLICIES AND PRACTICE

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At September 30, 2017 and December 31, 2016, the Company characterized $0 and $0 as uncollectible, respectively. At September 30, 2017, the accounts receivable, $3,600 represents one customer from the sale of parts.

Property and equipment – Property and equipment are carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment’s held by the Company. For the three months ended September 30, 2017 and 2016, depreciation expense was $2,735 and $2,735, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $5,472 and $8,205, respectively.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. For the three months ended September 30, 2017 and 2016, research and development expense was $0 and $485, respectively. For the nine months ended September 30, 2017 and 2016, research and development was $162 and $17,060, respectively

Long Lived Assets - In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  Management determined that no impairment indication of its long lived assets as of September 30, 2017.

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to the Company and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received previously $1.284 million and $1.140 million from the CEC related to the sale of CNG and propane trucks as of September 30, 2017 and December 31, 2016.  Because of the age of the incentives received, the previously received $1.284 million from CEC will be returned in order to be replaced with new current incentives that buyers can apply for.  Therefore, company has converted the deferred income of $1.224 million to debt as of September 30, 2017. This incentive amount will be returned at a rate of $20,000 per month for 62 months.  The company has already returned in $60,000. The new current incentives are available at a rate of $11,000 per vehicle for over 14,000 lbs that buyers can apply to for Greenkraft CNG truck purchases.  There are also other new incentives available for Greenkraft trucks through other agencies from $25,000 to $100,000. The amount of short term debt is $180,000 and long term debt is $1,044,000 as of September 30, 2017.

The Company has received certain payment upfront provided by various vendors for trucks and records theses advance payments to perform future services as deferred revenue and decreases deferred revenue and invoiced upon the completion of work and delivery of the product.

Gem Works LLC is a related party to Greenkraft, Inc due to the owner of Gem Works LLC is related to the Company’ CEO (see Note4).  Pursuant to ASC 605 Company acted as an agent and recognized commission on sales of products as a net basis instead of gross basis the total transaction was 2.1 million of which we recognized $180,152.  As a result, the Company recognized the total net sales amount $180,152 in three and nine months ended September 30, 2017

Deferred Liability - In the past company received incentives for Alternative Fuel vehicles from the CEC, and recognized these as deferred revenue. These amounts were to be used per truck.  Several incentives were received and revenues were recognized.  From the amounts received $1.284 million was in company’s books as deferred income.  In 3rd quarter 2017, the Company agree to return the total amount of $1.284 million.

Company agreed to return these amounts because of the age of the incentives and apply for new ones.  Therefore company has converted this amount from deferred income to debt and once new incentives are received company will apply the new incentives as income per vehicle once the vehicles are sold.  Company will return the funds to the CEC at a rate of $20,000 per month for approximately 64 months or until paid up to $1.284 million.  Company has also received deposits on vehicles that can be ordered from current dealers.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. For the three months ended September 30, 2017, the weighted average diluted shares includes all potentially dilutive common stock equivalents. For the three and nine months ended September 30,2016 and nine months ended September 30,2017 , we excluded 750,000 common stock equivalents of convertible notes from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive

Related Parties - A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the three months ended September 30, 2017 and year ended December 31, 2016 for the assembly of the fuel-efficient vehicles to sell to the customers. Management believes cost approximate net realized value. The inventory consists of the following as at:

	September 30, 2017	December 31, 2016
Raw materials	$ 1,839,431	$ 1,894,095

Total Inventory	1,839,431	1,894,095

Less carrying value of inventory not deemed to be current	539,229	539,229

Inventory, included in current assets	$ 1,300,202	$ 1,354,866

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, long term” in the accompanying balance sheets.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is a distribution company owned by the Company’s president and controlling stockholder. As of September 30, 2017 and December 31, 2016, accounts payable to the Defiance was $285,389 and $285,389, respectively.  The amount of $285,389 was reclassified to long term accounts payable related party in first quarter 2017.  This debt does not require interest and there is no maturity date at this time.

As of September 30, 2017 and December 31, 2016, the Company has note payable for the amount of $1,901,916 and $1,901,916, to its President and his related entities.  All amounts are due, are unsecured and do not bear interest.   This amount was to reclassified to long term related party debt because the company’s president does not expect repayment during the next 12 months.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the three and nine months ended September 30, 2017, Greenkraft did not have any services performed by CEE, LLC.  Greenkraft does owes $ 5,944.91, to CEE,LLC as of September 30, 2017 and December 31, 2016, for previous service services provided by CEE, LLC however this amount was also reclassified to long term related party debt in 2017.  This debt does not require interest and there is no maturity date at this time.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  The president of the company is also the president and controlling shareholder of G&K.  No amount due to G&K for Greenkraft as of September 30, 2017 and December 31, 2016.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. As of December 31, 2016, Greenkraft owed $525,000 to First Warner Properties LLC.  Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2016.  As of September 30, 2017 and December 31, 2016, Greenkraft owed First Warner Properties $525,000 and $525,000, respectively. This debt does not require interest and there is no maturity date at this time.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to September 30, 2021, with a monthly rent of $10,000. As of September 30, 2017 and December 31, 2016, Greenkraft owes rent expense of $110,000 and $30,000 to First Standard Real Estate LLC, respectively. For the three and nine months ended September 30, 2017, the rent expense was $30,000 and $90,000, respectively. This debt does not require interest and there is no maturity date at this time.

Gem Works LLC is a separate company in the automotive business for vehicles and its owner is related to our Company’s CEO.  Greenkraft charged Gem Work, LLC $180, 152 net sales of e-vehicle acting as agent after gross and net revenue analysis Instead of recognizing 2.1 million gross revenue.  During the three and nine months ended September 30, 2017, the Company recognized the amount of net sales of e-vehicle was $180,152.

The Company reclassified accounts payable- related parties of $816,334 and related parties’ debt of $1,901,916 as non- current liabilities as of March 31, 2017. This amount was to reclassified to long term related party debt because the company’s president does not expect repayment through 2017. This debt does not require interest and there is no maturity date at this time.

The CEO contributed his payroll to the company about $0 and $36,000 as the three and nine months September 30, 2016. The CEO does not charge the Company salary for three and nine months as of September 30, 2017

NOTE 5 – LINE OF CREDIT

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

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $15,000 was recorded.  $150,000 was recorded, directly to interest expense at inception.

As of September 30, 2017 and December 31, 2016, convertible note has a balance of $7,500 net of $0 unamortized debt discount.

On April 22, 2016, the holder of convertible note converted $7,500 of convertible note payable to 7,500,000 common shares.

NOTE 7 - LONG TERM DEBT

Company has long term debt of $1,044,500 from amounts converted from deferred income of $1.284 million to long term debt which consist of incentives received by the CEC that were converted to debt due to age of incentives and for the company to apply to new incentives available by the CEC. The payment terms require $20,000 per month for approximately 62 months and the terms do not require interest.

NOTE 8 -  SHORT TERM DEBT

Company has short term debt of $180,000 which is 12 months of amounts to be paid for incentives from the 1.284 million company received in the past.

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under lease expiring 5 years after September 1, 2016. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The company has an agreement with landlord and first month rent is free. The future minimum lease payments under these operating leases are as follows below, with the balance of deferred rent was de minimis.

Years ending December 31,	Amount

2017	29,508
2018	118,000
2019	118,000
2020	118,000
2021 and thereafter	88,524

Total	$472,128

NOTE 10 - STOCK ISSUANCE

On May 27, 2017, the Company issued 6,670,000 shares of its common stock pursuant to a Board Resolution that provided for the stock issuance to officers, employees, and directors of the Company. There is no vesting period, restricted to sell in 12 months. As a result the Company recorded the stock based compensation expense $867,100 based on the closed price on the date of grand date.

NOTE 11 – SUBSEQUENT EVENTS

There are no subsequent events that occurred subsequent to September 30, 2017 and up do the date of the issuance date of the report that would require disclosed.

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

Results of Operation

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $338,033 and a working capital deficit of $656,899.

We used net cash of $41,045 in operating activities for the nine months ended September 30, 2017 which includes stock compensation expense of $867,100 compared to company used net cash of $1,503,918 in operating activities for the same period in 2016.

Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues

We earned revenues of $390,818 during the three months ended September 30, 2017 compared to earning revenues of $63,053 during the same period in 2016, which were due to higher sales in parts. The increase is due to more sales of Greenkraft trucks and a one time special  project company worked on with Gem Works LLC.  The revenue is higher because this project was done in 3rd quarter of 2017 and a similar project was not completed in 3rd quarter of 2016 that is the reason for the difference.

In the past company received incentives for Alternative Fuel vehicles from the CEC, and recognized these as deferred revenue. These amounts were to be used per truck.  Several incentives were received and revenues were recognized.  From the amounts received $1.284 million was in company’s books as deferred income.  In 3rd quarter company agreed to return these amounts because of the age of the incentives and apply for new ones.  Therefore company has converted this amount from deferred income to debt and once new incentives are received company will apply the new incentives as income per vehicle once the vehicles are sold.  Company will return the funds to the CEC at a rate of $20,000 per month.  Company has also received deposits on vehicles that can be ordered from current dealers.

Net Loss

We had a net income of $91,502 for the three months ended September 30, 2017, compared to a net loss of $145,888 for the same period in 2016.  Our basic and diluted income (loss) per share was $0.00 for the three months ended September 30, 2017, and $0.00 for the same period in 2016.

Expenses

Our total operating expenses decreased from $169,287 to $144,635 for the three months ended September 30, 2016 compared to the same period in 2017.  The decrease is due to less expenses such as rent and other items in three months ended September 30, 2017.

Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues

We earned revenues of $781,073 during the nine months ended September 30, 2017 compared to earning revenues of $509,062 during the same period in 2016. The increase is due to sales with more Greenkraft trucks and special projects Company worked on with related Gem Works LLC. A small portion of the deferred revenue was recognized in this period the remaining amount of $1,224,000 was converted to debt due to age of incentives received by the CEC. New incentives are available by the CEC that company is applying to.  In the past company received incentives for Alternative Fuel vehicles from the CEC, and recognized these as deferred revenue. These amounts were to be used per truck.  Several incentives were received and revenues were recognized.  From the amounts received $1.284 million was in company’s books as deferred income.  In 3rd quarter company agreed to return these amounts because of the age of the incentives and apply for new ones.  Therefore company has converted this amount from deferred income to debt and once new incentives are received company will apply the new incentives as income per vehicle once the vehicles are sold.  Company will return the funds to the CEC at a rate of $20,000 per month.  Company has also received deposits on vehicles that can be ordered from current dealers.

Net Loss

We had a net income (loss) of $916,793 for the nine months ended September 30, 2017, compared to a net loss of $844,270 for the same period in 2016. The reason for the higher loss is due to higher selling and general expenses from stock compensation amount in 2nd quarter, 2017.  Our basic and diluted loss per share was $0.00 for the nine months ended September 30, 2017, and $0.00 for the same period in 2016.

Expenses

Our total operating expenses increased from $717,917 to $1,297,050 for the nine months ended September 30, 2016 compared to the same period in 2017.  This increase in expenses is mostly due to stock compensation expense for stocks of $867,100 that were issued in 2nd quarter, 2017.

Interest Expense

The interest expenses decreased from $166,305 to $87 for the nine months ended September 30, 2016 compared to the same period in 2017. The decrease in interest expense is primarily due to the amount of debt finance cost for the line of credit which we paid off during 1st quarter, 2017.

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

Liquidity

During the nine months ended September 30, 2017, the Company had a loss from operating of $929,140 and a net loss $916,793 and the stockholders’ deficit was $2,505,981 and the working capital deficit was $656,899. The working capital deficit have been majority funded by accounts payable to its related parties and related party debt.  Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company had 1.7 million government incentives as deferred revenue in current liability of which 1.284 was converted to debt. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended September 30, 2018. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2017 the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

·

we have not performed a risk assessment and mapped our processes to control objectives;

·

we have not implemented comprehensive entity-level internal controls;

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction;

Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company;

lack of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States and reporting requirements with the Securities and Exchange Commission;

·

we have not implemented adequate system and manual controls; and

·

we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this interim report of Form 10-Q , we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

The remediation efforts set out herein will be implemented in the current 2017 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013 and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of September 30, 2017, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2017.

To address the material weaknesses set forth above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2017 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter ended September 30, 2017, the Company issued 6,670,000 shares of its common stocks to officers, employees, and directors, with an estimated fair market value of $867,100 based on the stocks prices on the date of grand.

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

GREENKRAFT, INC.

Date: December 29, 2017	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: December 29, 2017	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director