Form 10-K
period 2017-12-31
GREENKRAFT, INC.
filed 2018-04-16
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Emerging growth reporting company ☑ Smaller reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) yes ☐ No ☑

As of June 30, 2017, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $9,279,244.62 based on our closing price of $0.09 per share.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of April 16, 2018 the registrant’s outstanding stock consisted of 103,102,718 common shares.

GREENKRAFT, INC.

Form 10-K

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

Overview

 We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc.  Until closing of the Acquisition of Greenkraft on December 6, 2013 (as described below), we were a recycled industrial waste resale company.  On December 27, 2013, we changed our corporate name to Greenkraft, Inc. from Sunrise Global, Inc., which name change reflects our acquisition of Greenkraft resulting in us now conducting Greenkraft’s business. Concurrent with the name change, we effectuated a 2-for-1 forward split, also effective December 27, 2013. .

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

Acquisition of Greenkraft, Inc.

On December 5, 2013, we entered into a Share Exchange Agreement (the “Purchase Agreement”) with the sole stockholder (the “Stockholder”) of Greenkraft, Inc., a California corporation (“Greenkraft”), pursuant to which, on December 6, 2013 (the “Closing Date”), we issued 83,000,000 shares of our common stock to the Stockholder in consideration of the Stockholder’s transfer of all of his Greenkraft shares to our wholly-owned acquisition subsidiary, Greenkraft, Inc, a Nevada corporation (the “Acquisition Subsidiary)., at which time Greenkraft became Acquisition Subsidiary’s  wholly owned subsidiary (the “Acquisition”).

Prior to the Acquisition, Greenkraft was our controlling stockholder, owning approximately 68% of our common stock which it purchased in May 2014.  In addition, George Gemayel, Greenkraft’s sole shareholder, president and director, was appointed as our president and sole director in connection with their purchase of the controlling interest in May 2013.

As a condition to the closing of the Acquisition, on the Closing Date, 4,600,000 sharesof our issued and outstanding common stock previously held by Greenkraft were cancelled pursuant to the terms of the Purchase Agreement (the “Cancelled Shares”).

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

In the absence of federal legislation, individual states have initiated and passed bills to provide incentives to encourage the use of domestic energy sources such as natural gas. Texas Senate Bills 20 and 385 have been passed and authorize funding for approximately. $16 million for natural gas vehicle rebates, which includes converting heavy-duty fleet vehicles to natural gas, and $4 million per year for the next two years for the establishment of natural gas stations between the cities of Dallas, San Antonio and Houston. California, through the California Energy Commission CEC with funds through Assembly Bill 118, has established the Natural Gas Vehicle Buy-Down Program, a rebate program to incentivize the deployment of natural gas and propane vehicles in all weight classes in California.

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

3.

Alternative fuel engines

Commercial Forward Cab Trucks with Alternative Fuels

We currently offer commercial trucks (Classes 4, 5, 6, 7) with dedicated natural gas and propane fuel system for 6.0 liter Greenkraft/General Motor (GM) engines for 14,000 lbs. and above gross vehicle weight rating (GVWR) trucks and custom chassis manufacturers. We offer a range of Class 4-7 cab-forward trucks based on chassis from JAC, China’s Anhui Jianghuai Automobile Company. We then install 6.0-liter GM engines and our CNG or LPG fuel systems and  for CNG we add Quantum Technologies’ tanks in the vehicle. The CNG fuel systems are assembled by Greenkraft using parts manufactured by various suppliers.  The chassis and cabin are imported from overseas and the powertrain is assembled in the chassis.  Prior to order of the chassis, we provided specific design specifications to JAC to ensure that the chassis comply with US guidelines and specifications.  We have received California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) certification of 2016 and 2017 dedicated-compressed natural gas fuel systems for its 6.0-liter GM engines for 14,000 lbs. and above GVWR trucks.   We use our strategic partner, CEE, LLC for the testing of its engines prior to applying for the CARB and EPA certifications referred to above.  In addition, we used CEE, LLC and G&K Automotive, another strategic partner, in connection with research and development activities.  See “—Strategic Partners” below.

Customers

Our customers include Ryder, Superior Transportation, AR Natural Gas Fueling systems, Propane distribution companies, dealers and others.

Funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC) and the Mobile Source for Pollution Reduction Review Committee.  The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR.  These funds are paid directly to us and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue.  We have received $2,024,0004 million from the CEC related to the sale of CNG and propane trucks.

In addition, we have dealer relationships with each of (i) Superior Transportation for sales of CNG and LPG vehicles in Texas (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania, (iii) Demary Trucks, (iv) Taylor Trucks in Indiana, and (v) AZ commercial trucks in Arizona, We are adding new dealers in 2018. We have had discussions with other dealers throughout the United States and intend to enter into formal relationships with these dealers upon completion and assembly of additional truck inventory.  There is no guarantee that we will enter into additional contracts or formal relationships with its current customers and additional dealers.

Convert Vehicles for Alternative Fuels

In addition to our offering of new commercial trucks in alternative fuels, we can convert other existing vehicles (such as vehicles manufactured by Ford or GM that do not currently run on alternative fuels) to allow engines to run on CNG or LPG instead of gas or diesel. We have converted vehicles for other dealers including, without limitation, Tom’s Truck Center, Borhner Trucks, Rush Trucks and Rentals, RWC group, Reynolds, and Thorson Motors.

Suppliers

We have supplier relationships with each of Anhui Jianghuai Automobile Company (JAC Motors), General Motors and Quantum Technologies for supply of the chassis, engine and CNG tanks, respectively.

Anhui Jianghuai Automobile Company (JAC Motors)—Chassis

In October 2012, Greenkraft entered into an agreement with JAC Motors, a Chinese Truck Chassis Manufacturer for the supply of its chassis and cabins.  Greenkraft is entitled to use the JAC brand name for manufacturing and distribution of its trucks.  The Agreement is for a term of 5-years and was renewed for an additional 5-years.

Greenkraft has relationships with other chassis suppliers.  In the event that its relationship with JAC Motors is terminated, Greenkraft is confident that it could procure a relationship with an alternative chassis supplier on commercially reasonable terms.

General Motors (GM)—Engines/Power Trains

In October 2011, Greenkraft entered into an agreement with GM under which Greenkraft will have access to GM motors and power trains for insertion into their alternative fuel trucks.  The agreement is for a 3-year term and is renewable every three years. The current agreement is until December 31, 2020.  Greenkraft has relationships with other suppliers of engines and power trains.  In the event that Greenkraft’s agreement with GM is terminated, it is confident that it could execute agreements with other suppliers for its engines on commercially reasonable terms.

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

Strategic Partners

We have a strategic relationship with CEE, LLC, an emission laboratory of which George Gemayel is the managing member.  CEE, LLC is recognized by EPA and CARB and has certified vehicles for over 30 years.  Greenkraft will continue to use CEE for testing of its engines to ensure CARB and EPA compliance.

We also work with an automotive technical division in the automotive safety compliance industry called G&K Automotive Conversion Inc. (“G&K”).  G&K is a California based company founded in 1982 to modify and certify foreign motor vehicles to meet the stringent vehicle safety and emission standards of the United States. G&K is certified as a Registered Importer (“RI”) by the Department of Transportation (“DOT”) and is certified as an Independent Commercial Importer (“ICI”) by the Environmental Protection Agency (“EPA”). G&K is also recognized by the California Air Resources board (“CARB”) as an approved motor vehicle modifier.  G&K is able to provide DOT, EPA, and CARB certification services at a full-service state-of-the-art facility in Santa Ana, California.  Mr. George Gemayel is the president and controlling shareholder of G&K.  We do not have a written agreement with G&K governing this relationship.

Sales Distribution Strategy

As discussed above, we already have distribution agreements in place with each of (i) Superior Transportation for sales of CNG and LPG vehicles in Texas and (ii) A.R. Natural Gas Fueling Systems for sales of our CNG vehicles in Pennsylvania, (iii) Demary Trucks Ohio, (iv) Taylor trucks in Indiana, and (v) AZ commercial trucks in Arizona. In the event that our relationship with any of these dealers terminated, we have relationships with other dealers that we can activate and believe we could enter into additional agreements on commercially reasonable terms. We intend to enter into distribution agreements with other dealers for other territories in the United States. We already had discussions with distributors in New York, New Jersey, California and Oregon for formal distribution relationships, which we intend to formalize upon reaching a critical mass of inventory of our alternative fuel trucks.  We believe partnering with dealers for distribution of its trucks will have certain advantages such as, experienced trained sales force, service network, and existing customer base and should also serve to reduce marketing costs.

Employees

As of December 31, 2017, we have 8 employees.

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

Governmental Programs, Incentives and Regulations

California Energy Commission (CEC)

The California Energy Commission was providing buy-downs related to the purchase of alternative fuel trucks to cover the incremental cost of purchasing alternative fuel vehicles.  Greenkraft received $2,024,000 from the CEC of which (i) $400,000 was applied to the buy-down of 20 CNG vehicles; (ii) $340,000 was applied to the buy down of 17 CNG vehicles (iii) $400,000 was applied to the buy down of 40 propane vehicles of 14,500 lbs and $884,000 was applied to large CNG vehicles.  These amounts were recognized as deferred revenue. These amounts were to be used per truck.  Several incentives were received and revenues were recognized.  From the amounts received $1.284 million was in the company’s books as deferred income.  In 3rd quarter the company agreed to return these amounts because of the age of the incentives and apply for new ones.  Therefore, the company has converted this amount from deferred income to debt and once new incentives are received the company will apply the new incentives as income per vehicle once the vehicles are sold.  The Company will return the funds to the CEC at a rate of $20,000 per month.

California Alternative Energy and Advanced Transportation Financing Authority Tax Incentives

We intend to apply for an arrangement with the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA) that could result in an exemption from California state sales and use taxes for sale of our trucks.

Regulatory Credits

In connection with the delivery and placement into service of our alternative fuel vehicles in the United States, we may be able to earn various tradable regulatory credits that can be sold to other manufacturers.

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

Competition

Competition in the automotive industry is intense and evolving. We believe the impact of new regulatory requirements for vehicle emissions, technological advances in powertrain and shifting customer needs and expectations are causing the industry to evolve in the direction of alternative fuel vehicles. We believe the primary competitive factors in our markets include but are not limited to:

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 2530 S. Birch Street, Santa Ana, CA 92707 and our telephone number is (714) 545-7777. The property where our corporate offices are located is owned by First Standard Real Estate LLC, an entity which is controlled by our President George Gemayel.  We have a lease agreement with First Standard Real Estate, LLC, which lease a portion of the building as 20,000 square feet of garage area at a rate of $10,000 per month for a term of 5 years with one month free.  The property at our headquarters has space for expansion that Greenkraft may use in the future.  We had a lease for approximately 51,942 square feet of office and warehouse space at a rate of $27,500 per month with First Warner Properties, LLC, an entity controlled by our President George Gemayel in 2016. The lease was modified to a lower rate of $17,500 in 2017. In mid 2017 the lease was terminated.

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

Number of Holders

As of December 31, 2017, we had approximately 94 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

An amount originally in Accounts payable was converted to promissory note that was issued in the aggregate amount of $15,000 in October 2015 for the marketing and advertising services received in 2016. During the quarter ended March 31, 2016, the Company re-classed the balance from accounts payable to notes payable. The term of the notes is due on demand. Simple interest of 1% is payable upon demand. Prior to maturity the notes may be converted for common stock at a conversion price of $0.001. On April 22, 2016, the holder of convertible note converted $7,500 of convertible note payable to 7,500,000 common shares.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

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

Overview

RESULTS OF OPERATIONS

Working Capital

	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Current Assets	$ 2,027,386	$ 1,781,735
Current Liabilities	1,060,870	4,842,865
Working Capital (Deficit)	966,516	(3,061,130)

Cash Flows
	Year ended December 31, 2017	Year ended December 31, 2016

Cash Flows Provided by (Used in) Operating Activities	$ (360,739)	$ (1,389,872)
Cash Flows Provided by (Used in) Investing Activities	0	1,506,152
Cash Flows Used in Financing Activities	0	(1,998,850)
Net Increase (Decrease) in Cash During Period	(360,739)	(1,882,570)

Operating Revenues

During the year ended December 31, 2017 we earned revenues of $1,153,429 compared to revenues of $846,957 at the year ended December 31, 2016.

Operating Expenses and Net Loss

During the year ended December 31, 2017, we incurred operating expenses of $1,420,196 compared with operating expenses of $935,968 during the year ended December 31, 2016. The reason for the increase is due to company has share compensation expense of $867,100.

For the year ended December 31, 2017, we incurred a loss from operations of $1,031,877 compared with a net loss of $792,962 for the year ended December 31, 2016.

Liquidity and Capital Resources

As at December 31, 2017, we had a cash and cash equivalents balance of $18,339 and total assets of $2,027,386 compared with $ $379,078 of cash and total assets of $2,394,577 as at December 31, 2016. The decrease in cash was due to the line of credit and accounts payable being paid off in 2017.

As at December 31, 2017, we had total liabilities of $4,711,120 compared with total liabilities of $4,850,865 at December 31, 2016.  The decrease in total liabilities was due to the line of credit and accounts payable being paid off in 2017.

As at December 31, 2017, we had a working capital deficit of $966,516 compared with a working capital deficit of $3,061,130 as at December 31, 2016.

Cash flow from Operating Activities

During the year ended December 31, 2017, the cash used by operating activities total $360,739 compared to the cash provided by total $1,389,872 during the year ended December 31, 2016. The cash was primarily used to pay out accounts payable in 2017 related to the inventory purchase for the e-vehicle project.

Cash flow from Investing Activities

During the year ended December 31, 2017, the cash provided by investing activities total $0 compared to the cash used in total $1,506,152 during the year ended December 31, 2016. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts. Also included in investing cash flows for the years ended December 31, 2017 and 2016, are $0 and $1.5 million, respectively, related to changes in restricted cash to support collateral requirements for our line of credit facility.

Cash flow from Financing Activities

During the year ended December 31, 2017, the cash used by financing activities total $0 compared with total $1,998,850 during the year ended December 31, 2016. The 2017 result is due to an offset by $1,998,850 in repayment under the line of credit facility.

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

During the year ended December 31, 2017, the Company incurred a loss from continuing operation of $1,031,794 and a net loss $1,031,877, and the stockholders’ deficit was $2,621,065 and the working capital deficit was $966,516. The working capital deficit have been majority funded by accounts payable to its related parties and related party debt.  Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operations for the twelve months-ended December 31, 2018. for the next 12 months following this filing, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENKRAFT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Greenkraft, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greenkraft, Inc. (“the Company”) as of December 31, 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2018. Spokane, Washington
April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greenkraft, Inc.

Santa Ana, California

We have audited the accompanying balance sheet of Greenkraft, Inc. (the “Company”) as of December 31, 2016, and the related statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the related result of its operations and its cash flow for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Simon & Edward, LLP

Diamond Bar

May 1, 2017

GREENKRAFT, INC.
BALANCE SHEET
12/31/2017
	As of	As of
	12/31/2017	12/31/16
Assets
Current Assets
Cash	$ 18,339	$ 379,078
Cash restricted	-	-
Accounts receivable, net of allowance for doubtful account of $0	3,600	47,791
Inventories, net	1,496,082	1,354,866
Prepaid Inventory	509,365	-
Total Current Assets	2,027,386	1,781,735

Inventories long term, net	-	539,229
Property and equipment, net	62,669	73,613
Total Non- Current Assets	62,669	612,842

Total Assets	$ 2,090,055	$ 2,394,577

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 23,325	$ 85,745
Accounts payable - related party	130,000	846,334
Accrued liabilities	108,219	139,743
Deferred income	475,995	1,785,295
Convertible notes payable	7,500	7,500
Other liabilities	75,000	75,000
Line of credit	-	-
Related party debt	-	1,901,916
Short term debt	240,000	-
Deferred rent- current	831	1,332
Total Current Liabilities	1,060,870	4,842,865

Non-Current Liabilities
Deferred rent - net of current	8,000	8,000
Long term payable - related party Defiance	285,389	-
Long term payable - related party FWP	525,000	-
Long term payable - related party CEE	5,945	-
Long term loan - related party	1,901,916	-
Long term debt CEC	924,000	-
Total Non-Current Liabilities	3,650,250	8,000

Total Liabilities	4,711,120	4,850,865

Commitments and Contingencies	-	-
Shareholders' Deficit
Common Stock, 400,000,000 shares authorized, 103,102, 718 and 96,432,718 shares issued and outstanding, respectively	103,103	96,433
Additional Paid-In Capital	4,105,577	3,245,147
Accumulated Deficit	(6,829,745)	(5,797,868)
Total Stockholders' Deficit	(2,621,065)	(2,456,288)

Total Liabilities and Stockholders' Deficit	$ 2,090,055	$ 2,394,577

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.
STATEMENTS OF OPERATIONS

	December 31 2017
	2017	2016
Revenue	$ 1,153,429	$ 846,957

Cost of revenue	765,027	688,405
Gross Profit	388,402	158,552
Costs and expenses:
Research and development	162	17,545
Selling, general and administrative	552,934	918,423
share compensation expense	867,100	-
Total costs and expenses	1,420,196	935,968
Income (Loss) from operations	(1,031,794)	(777,416)

Other income (expense)
Interest (expense)	(87)	(16,305)
Interest income	4	759
Total Other income (expense)	(83)	(15,546)

Net Income / (Loss)	$ (1,031,877)	$ (792,962)

Basic and Diluted Income (Loss) per share	(0.01)	(0.01)
Weighted average number of common shares outstanding- Basic & Diluted	100,452,992	94,137,786

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2015	88,882,718	$ 88,883	$ 3,194,197	$ (5,004,906)	$ (1,721,826)

Contributed Officer Salary	-	-	36,000	-	36,000

Amortization of Convertible Notes Payable	-	-	15,000	-	15,000

Reclassification for Shares Issued in Q2	50,000	50	(50)	-	-

Shares Issued from Convertible Notes Payable	7,500,000	7,500		-	7,500

Net Loss	-	-	-	(792,962)	(792,962)

Balance December 31, 2016	96,432,718	$ 96,433	$ 3,245,147	$ (5,797,868)	$ (2,456,288)

Shares issued compensation	6,670,000	6,670	860,430	-	867,100

Net Loss	-	-	-	(1,031,877)	(1,031,877)

Balance December 31, 2017	103,102,718	$ 103,103	$ 4,105,577	$ (6,829,745)	$ (2,621,065)

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.
STATEMENT OF CASH FLOWS
12/31/2017

	12.31.2017
	2017	2016

Operating Activities:
Net loss	$ (1,031,877)	$ (792,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed officer salary	-	36,000
Amortization of debt discount from beneficial conversion feature	-	15,000
Share-based compensation	867,100
Depreciation expense	10,944	8,205
Change in operating assets and liabilities
Accounts receivable	44,191	276,134
Inventory	398,013	180,062
Accounts payable	(62,420)	(1,148,032)
Accounts payable- related party	100,000	87,500
Accrued expense	(31,524)	39,364
Deferred income	(145,300)	(100,475)
Deferred Rent Expense	(501)	9,332
Prepaid Expense	(509,365)
Net cash used in operating activities	(360,739)	(1,389,872)

Investing Activities:
Decrease in restricted cash	-	1,506,152
Net cash provided by investing activities	-	1,506,152

Financing Activities:
(Repayments) under lines of credit	-	(1,998,850)
Net cash used in financing activities	-	(1,998,850)

Net decrease in cash	(360,739)	(1,882,570)

Cash, Beginning of period	379,078	2,261,648

Cash, End of period	$ 18,339	$ 379,078
Cash paid for interest	$ 87	$ 15,394
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At December 31, 2017 and 2016, the Company characterized $3,600 and $47,791 as uncollectible, respectively. At December 31, 2017, the accounts receivable represents one customer from sales of parts.

Inventories – Inventories are primarily raw materials. Inventories are valued at the lower of, cost as determined on a weighted average cost basis, or market.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, long term” in the balance sheet.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment held by the Company. Depreciation expense of $10,944 and $8,205 are recognized for the year ended December 31, 2017 and 2016.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2017 and 2016, $162 and $17,545, respectively, were expensed as research and development costs.

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

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to the Company and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received previously $2,024,000 million from the CEC related to the sale of CNG and propane trucks as of December 31, 2017 and December 31, 2016.  Because of the age of the incentives received, the previously received $1.284 million from CEC will be returned in order to be replaced with new current incentives that buyers can apply for.  Therefore, company has converted the deferred income of $1.284 million to debt as of December 31, 2017. This incentive amount will be returned at a rate of $20,000 per month for 64 months.  The company has already returned $120,000. The new current incentives are available at a rate of $11,000 per vehicle for over 14,000 lbs that buyers can apply to for Greenkraft CNG truck purchases.  There are also other new incentives available for Greenkraft trucks through other agencies from $25,000 to $100,000. The amount of short term debt is $240,000 and long term debt is $924,000 as of December 31, 2017.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the year ended December 31, 2017 and 2016, basic and diluted losses per share are the same for the year ended December 31, 2017 and 2016 as any potentially dilutive shares would be considered anti-dilutive.

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

In May 2014, the FASB issued an accounting standards update (ASC 606) which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all revenue arrangements. The Company is currently assessing the effects this guidance may have on its financial statements.

Other recently issued accounting standards are not expected to have a material effect on the Company's financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is a distribution company owned by the Company’s president and controlling stockholder. As of December 31, 2017 and December 31, 2016, accounts payable to the Defiance was $285,389 and $285,389, respectively.  The amount of $285,389 was reclassified to long term accounts payable related party in first quarter 2017.  This debt does not require interest and there is no maturity date at this time.

As of December 31, 2017 and December 31, 2016, the Company has note payable for the amount of $1,901,916 and $1,901,916, to its President and his related entities.  All amounts are due, are unsecured and do not bear interest.   This amount was reclassified to long term related party debt because the company’s president does not expect repayment during the next 12 months.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the 12 months ended December 31, 2017, Greenkraft did not have any services performed by CEE, LLC.  Greenkraft owes $ 5,944.91, to CEE, LLC as of December 31, 2017 and December 31, 2016, for previous service services provided by CEE, LLC however this amount was also reclassified to long term related party debt in 2017.  This debt does not require interest and there is no maturity date at this time.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary.  The president of the company is also the president and controlling shareholder of G&K.  There is no amount due to G&K for Greenkraft as of December 31, 2017 and December 31, 2016.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. As of December 31, 2016, Greenkraft owed $525,000 to First Warner Properties LLC.  Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2016.  As of December 31, 2017 and December 31, 2016, Greenkraft owed First Warner Properties $525,000 and $525,000, respectively. This debt does not require interest and there is no maturity date at this time.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to December 31, 2021, with a monthly rent of $10,000. As of December 31, 2017 and December 31, 2016, Greenkraft owes rent expense of $130,000 and $30,000 to First Standard Real Estate LLC, respectively.

Gem Works LLC is a separate company in the automotive business for vehicles and its owner is related to our Company’s CEO.  Greenkraft charged Gem Work, LLC $180, 152 net sales of e-vehicle acting as agent after gross and net revenue analysis.

The Company reclassified accounts payable- related parties of $816,334 and related parties’ debt of $1,901,916 as non- current liabilities as of March 31, 2017. These amounts were reclassified to long term related party debt because the company’s president does not expect repayment through 2018. This debt does not require interest and there is no maturity date at this time.

The CEO contributed his payroll to the company about $0 and $36,000 for 12 months ended December 31, 2016. The CEO did not charge the Company salary for the year ended December 31, 2017.

NOTE 3- PROPERTY AND EQUIPMENT

For the years ended December 31, 2017 and 2016, depreciation expense of fixed assets totaled approximately $10,944 and $8,205, respectively. For the year 2017 we did not purchase fixed assets. Fixed assets comprised the following as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Equipment	$ 109,428	$ 109,428
Less Accumulated Depreciation	(46,758)	(35,815)
Total	$ 62,669	$ 73,613

NOTE 4 – INVENTORIES

Greenkraft’s 2017 inventory is $2,005,447.  For Greenkraft’s 2016, the inventory was $1,894,095.

	December 31, 2017	December 31, 2016
Raw materials	1,496,082	1,894,095
Prepaid Inventory	509,365

Total Inventory	2,005,447	1,894,095
Less carrying value of inventory
Not deemed to be current	0	539,229

Inventories, included in current assets	2,005,447	1,354,866

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, long term” in the accompanying balance sheets.

NOTE 5 – LINE OF CREDIT

In March 2016, the Company cancelled the line of credit of $3,500,000 and paid off the line of credit balance of $2,000,000 with Pacific Premier Bank. Due to the cancellation of line of credit, the Company is no longer required to maintain a restricted cash balance.

NOTE 6 – CONVERTIBLE NOTES

Convertible promissory notes were issued in the aggregate amount of $15,000 in October 2015 for the marketing and advertising services received in 2015. The term of the notes is due on demand. Simple interest of 1% is payable upon demand. Prior to maturity the notes may be converted for common stock at a conversion price of $0.001.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $15,000 was recorded.  $15,000 was recorded, directly to interest expense at inception.

On April 22, 2016, the holder of convertible note converted $7,500 of principal to 7,500,000 common shares.

As of December 31, 2017, convertible note has a balance of $7,500 net of $0 unamortized debt discount.

NOTE 7- COMMON STOCK

As of December 31 2017 and 2016, the Company had 400,000,000 Common shares authorized with a par value of $.0001 per share, of which 103,102,718 and 96,432,718 shares were issued and outstanding, respectively. On April 22, 2016, the holder of convertible note converted $7,500 of principal to 7,500,000 common shares.

NOTE 8 – MAJOR CUSTOMERS

In 2017, the Company revenues were from several vehicle dealers for conversions of Isuzu and truck sales to Greenkraft dealers.

In 2016, the Company had two customers each making up 10% or more of total truck sales revenue. The customers individually made up 52% and 21%.

NOTE 9 - LONG TERM DEBT

The Company has long term debt of $924,000 from amounts converted from deferred income of $1.284 million to long term debt which consist of incentives received by the CEC that were converted to debt due to age of incentives and for the company to apply to new incentives available by the CEC. The payment terms require $20,000 per month for approximately 64 months and the terms do not require interest.

NOTE 10 - SHORT TERM DEBT

Company has short term debt of $240,000 which is part of 12 months of amounts to be paid for incentives from the 1.284 million company received in the past.

NOTE 11 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under lease expiring 5 years after September 1, 2016. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The future minimum lease payments under these operating leases are as follows below,

Years ending December 31,	Amount

2018	120,000
2019	120,000
2020	120,000
2021 and thereafter	70,000

Total	$ 430,000

NOTE 12 - STOCK ISSUANCE

On May 27, 2017, the Company issued 6,670,000 shares of its common stock pursuant to a Board Resolution that provided for the stock issuance to officers, employees, and directors of the Company. There is no vesting period, or restriction to sell in 12 months. As a result the Company recorded the stock based compensation expense $867,100 based on the closed price on the grant date.

NOTE 13 – PROVISION FOR INCOME TAXES

Greenkraft uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2017, the company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of December 31, 2017, the tax years 2013 through 2016, and 2011 through 2016 are subject to examination by the federal and California taxing authorities, respectively. At December 31, 2017 and 2016, deferred tax assets consisted of the following:

	December 31,	December 31,
	2017	2016

Deferred tax assets	$ 1,201,199	$ 1,593,960
Less: Valuation allowance	(1,201,199)	(1,593,960)
Net deferred tax assets	$ -	$ -

	December 31,	December 31,
	2017	2016
Accumulated net operating loss	$ 5,719,996	$ 4,688,119
Tax rate	21%	34%
Deferred tax assets	$ 1,201,199	$ 1,593,960

NOTE 14 - LIQUIDITY

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

During the year ended December 31, 2017, the Company incurred a loss from continuing operation of $1,031,794 and a net loss $1,031,877 and the stockholders’ deficit was $2,621,065 and the working capital was $966,516. The working capital deficit have been majority funded by accounts payable to its related parties and related party debt.  Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended December 31, 2018. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

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

NOTE 13 – SUBSEQUENT EVENTS

On January 24, 2018 $2,000 of an existing promissory note in the amount of $7,500 was converted to 2 million in stocks.

In first quarter 2018 our CEO provided Greenkraft with $100,000 line of credit.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In February 2018 we changed auditors from Simon & Edward LLP to Fruci & Associated II, PLLC. There were no disagreements with either firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that our internal controls over financial reporting are ineffective as of December 31, 2017.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses which existed as of December 31, 2017 are:

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

Fruci & Associates II, PLLC our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at five.

Our current directors and officers are as follows:

NAME	AGE	POSITION
Executive Officers and Directors:
George Gemayel	67	Chairman, President and Secretary
Sosi Bardakjian	39	Chief Financial Officer and Director
Evan Ginsburg	75	Director
Assadour (Ace) Sarafian	60	Director
Miguel Pulido	61	Director

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

George Gemayel, President, Secretary and Chairman of the Board of Directors.  Mr. Gemayel was appointed as President, Secretary and Chairman of our Board of Directors on May 16, 2013.  Mr. Gemayal has extensive knowledge and experience in the automotive industry and in the fields of automotive emissions and testing. In 2008, Mr. Gemayel founded Greenkraft, Inc., a privately held manufacturer of trucks, engines, and alternative fuel systems that are powered by natural gas and propane fuels, and has been its Chief Executive Officer since that time.  Since 1982, Mr. Gemayel has also been the President and sole director and shareholder of G & K Automotive, Inc., a California corporation that modifies and certifies foreign motor vehicles. Since 2000, Mr. Gemayel has been a member of CEE, LLC, a California limited liability company and full service vehicle and engine testing facility.

Sosi Bardakjian, Chief Financial Officer and Director. Ms. Bardakjian was appointed as our Chief Financial Officer and as a director in connection with the consummation of the Acquisition.  Ms. Bardakjian has been Chief Financial Officer of Greenkraft since its formation in October 2008.  Ms. Bardakjian graduated with double major in international business & finance from California State University Long Beach.

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

Miguel Pulido, Director.  Mr. Pulido was appointed as a Director in connection with the consummation of the Acquisition.  Mr. Pulido currently serves as the Mayor of Santa Ana, a position he has occupied since 1994.  Prior to his election as Mayor of Santa Ana, Mr. Pulido served on the Santa Ana City Council from 1986 to 1994.  Mr. Pulido also currently serves on the Governing Board of the South Coast Air Quality Management District (AQMD), which is responsible for air pollution control and clean air standards to protect public health.  Mr. Pulido also serves as the Chair of the Energy Committee within the U.S. Conference of Mayors, a national organization dedicated to advocating public policy initiatives and funding programs to benefit cities.  He is also a board member of the Fullerton Community Bank, Great Park Corporation, Pacific Symphony, Discovery Science Center, the UCI Foundation, and the Bowers Museum President’s Advisory Council.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2017 were filed.

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

Director Nominees

As of December 31, 2017 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The table below shows the compensation summary for all offices and board directors. None of our other executive officers received compensation except for a minimal administrative amount for the CFO during the fiscal year ended December 31, 2017.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Gemayel, Chairman, President, Secretary	2017	-	-	-	-	-	-	-	-
Sosi Bardakjian, Chief Financial Officer, Director	2017	19,5000	-	-	-	-	-	-	19,500
Evan Ginsburg, Director	2017	-	-	-	-	-	-	-	-
Assadour (Ace) Sarafian, Director	2017	-	-	-	-	-	-	-	-
Miguel Pulido, Director	2017	-	-	-	-	-	-	-	-

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, we did not have any unexercised stock options held by any of our shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our common stock as of April 14, 2017 by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.  Except as otherwise listed below, the address of each person is 2530 S. Birch Street, Santa Ana, CA 92707.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	George Gemayel	82,110,673	79.64%
Common	Sosi Bardakjian	250,000	0.24%
Common	Evan Ginsburg	100,000	0.1%
Common	Assadour (Ace) Sarafian	5,000,000	4.85%
Common	Miguel Pulido	100,000	0.1%
	All Executive Officers and Directors as a Group	87,560,673	84.93%

1)

Calculated based on issued and outstanding shares of 103,102,718 as December 31, 2017.

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

Compensation Committee Report

Our Board of Directors as a whole have revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, have determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of December 31, 2017 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related and Non-Audit Fees

On February 20, 2018, the Board of Directors of the Company approved the appointment of Fruci & Associates II, PLLC as the Company's independent registered public accounting firm, to audit the financial statements of the Company for the year end Audit December 31, 2017.  On February 22, 2018, the Board of Directors of Greenkraft Inc. (the "Company") dismissed Benjamin & Young LLP (B&Y).

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors and predecessor auditor.

Description of service	Fruci & Associates II, PLLC
2017
Audit fees	$ 16,000
Audit- related fees	-
Tax fees	-
All other fees	-
Total	$ 16,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, have reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2017.

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

GREENKRAFT, INC.

Date: April 16, 2018	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Gemayel George Gemayel	President, Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2018

/s/ Sosi Bardakjian Sosi Bardakjian	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 14,, 2018

/s/ Evan Ginsburg	Director	April 16, 2018
Evan Ginsburg

/s/ Assadour Sarafian	Director	April 16, 2018
Assadour Sarafian

/s/ Miguel A. Pulido	Director	April 16, 2018
Miguel A. Pulido