Form 10-Q
period 2018-03-31
GREENKRAFT, INC.
filed 2018-05-24
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes    [ x ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  [x] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated filer [ ] Smaller Reporting company [x] Emerging Growth reporting company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [x] No

As of May 15, 2018 there were outstanding 105,102,718 shares of the registrant’s common stock, $.001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.

CONDENSED BALANCE SHEETS

 (Unaudited)

	As of	As of
	3/31/2018	12/31/17
Assets
Current Assets
Cash	$ 20,516	$ 18,339
Accounts receivable, net of allowance for doubtful account of $0	3,600	3,600
Inventories, net	2,011,742	1,496,082
Prepaid Inventory	41,322	509,365
Total Current Assets	2,077,180	2,027,386

Property and equipment, net	59,934	62,669
Total Non- Current Assets	59,934	62,669

Total Assets	$ 2,137,114	$ 2,090,055

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 112,664	$ 23,325
Accounts payable - related party	160,000	130,000
Accrued liabilities	105,034	108,219
Deferred income	475,995	475,995
Convertible notes payable	5,500	7,500
Other liabilities	75,000	75,000
Short term debt CEC	200,000	240,000
Short term debt related party	100,000	0
Deferred rent- current	831	831
Total Current Liabilities	1,235,024	1,060,870

Non-Current Liabilities
Deferred rent - net of current	8,000	8,000
Long term payable - related party Defiance	285,389	285,389
Long term payable - related party FWP	525,000	525,000
Long term payable - related party CEE	5,945	5,945
Long term loan - related party	1,901,916	1,901,916
Long term debt CEC	924,000	924,000
Total Non-Current Liabilities	3,650,250	3,650,250

Total Liabilities	4,885,274	4,711,120

Commitments and Contingencies	-	-
Shareholders' Deficit
Common Stock, 400,000,000 shares authorized, 105,102,718 and 103,102,718 shares issued and outstanding, respectively	105,103	103,103
Additional Paid-In Capital	4,105,577	4,105,577
Accumulated Deficit	(6,958,840)	(6,829,745)
Total Stockholders' Deficit	(2,748,160)	(2,621,065)
Total Liabilities and Stockholders' Deficit	$ 2,137,114	$ 2,090,055

GREENKRAFT, INC.

 CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$ 111,576	$ 331,244
Cost of revenue	95,095	197,176
Gross Profit	16,481	134,068
Costs and expenses:
Research and development	-	162
Selling, general and administrative	145,576	126,709
	-	-
Total costs and expenses	145,576	126,871
Income (Loss) from operations	(129,095)	7,197

Other income (expense)
Interest (expense)	-	(87)
Interest income	-	1
Total Other income (expense)	-	(86)

Net Income (Loss)	$ (129,095)	$ 7,111

Basic and Diluted Income (Loss) per share	(0.00)	0.00
Weighted average number of common shares outstanding- Basic	104,569,385	96,432,718

Diluted Income per share	-	0.00
Weighted average number of common shares outstanding- Diluted	-	103,849,385

GREENKRAFT, INC.

 CONDENSED STATEMENT OF CASH FLOWS

 (Unaudited)

	Three months ended March 31,
	2018	2017
Operating Activities:
Income (loss)	$ (129,095)	$ 7,111
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,735	-
Change in operating assets and liabilities
Accounts receivable	-	44,191
Inventory	(515,660)	112,408
Prepaid Inventory	468,043
Accounts payable	89,339	(25,772)
Accounts payable- related party	30,000	30,000
Accrued expense	(3,185)	2,301
Deferred income	-	10,200
Deferred Rent Expense	-	(501)
Short term debt	(40,000)	0
Net cash used in operating activities	(97,823)	179,938

Investing Activities:
Decrease in restricted cash	-	-
Net cash provided by investing activities	-	-

Financing Activities:
Borrowings under lines of credit-related party	100,000	-
Net cash provided in financing activities	100,000	-

Net increase in cash	2,177	179,938

Cash, Beginning of period	18,339	379,078

Cash, End of period	$ 20,516	$ 559,016
Cash paid for interest	$ -	$ 87
Cash paid for income taxes	$ -	$ -
Non cash investing or financing activities
Debt converted to Common Stock	$ 2,000	$ -

GREENKRAFT, INC.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2017 Form 10-K on April 16, 2018 In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 16, 2018 have been omitted.

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

Compensation – Stock Compensation

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09), Compensation — Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 which became effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods.  ASU 2017-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company believes there is no impact related to ASU 2016-15 on its financial statements and related disclosures.

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

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC 820, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks and parts. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At March 31, 2018 and December 31, 2017, the Company characterized $0 and $0 as uncollectible, respectively. At March 31, 2018, the accounts receivable, $3,600 represents one customer from the sale of parts.

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

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment held by the Company. Depreciation expense of $2,735 and $0 are recognized for the quarters ended March 31, 2018 and 2017, respectively.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the quarter ended March 31, 2018 and 2017, $0 and $162, respectively, were expensed as research and development costs.

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

Revenue recognition - Greenkraft recognizes revenue according to ASC 606 when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to the Company and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received $2.024 million related to the sale of CNG and propane trucks as of March 31, 2018 and December 31, 2017.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the quarter ended March 31, 2018, basic and diluted loss per share are the same. As there was net income for the quarter ended March 31, 2017, basic and diluted income per share are calculated separately.

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

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the three months ended March 31, 2018 and year ended December 31, 2017 for the assembly of the fuel-efficient vehicles to sell to the customers.

	March 31, 2018	December 31, 2017
Raw materials	$ 2,011,742	$ 1,496,082
Prepaid Inventory	41,322	509,365
Total Inventory	2,053,064	2,005,447
not deemed to be current	-	-

Inventory, included in current assets	$ 2,053,064	$ 2,005,447

NOTE 4 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by the Company’s president and controlling stockholder. As of March 31, 2018, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2017.

As of March 31, 2018, and December 31, 2017, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the three months ended March 31, 2018, Greenkraft did not have any services performed by CEE, LLC and as of March 31, 2018 and December 31, 2017, Greenkraft owed CEE the amount of $5,945 for insurance.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. As of March 31, 2018 and December 31, 2017, Greenkraft owed $525,000 to First Warner Properties LLC.  Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2017.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2017 to September 30, 2021, with a monthly rent of $10,000. As of March 31, 2018 and December 31, 2017, Greenkraft owed $160,000 and $130,000 to First Standard Real Estate LLC, respectively.

The Company’s CEO does not charge Greenkraft a salary and therefore the company has recognized $0 and $0 for the three months ended March 31, 2018 and 2017, respectively of contributed salary expense.

NOTE 5 – LINE OF CREDIT

During the quarter ended March 31, 2018 the company used a line of credit for $100,000 from the CEO.

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

As of March 31, 2018 and December 31, 2017, convertible note has a balance of $5,500 net of $0 unamortized debt discount.

During Quarter ended March 31, 2018, the holder of a convertible note converted $2,000 of the convertible note payable into 2,000,000 common shares.

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under a lease expiring 5 years after September 1, 2017. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The future minimum lease payments under the operating lease is as follows:

Years ending December 31,	Amount

2018	90,000
2019	120,000
2020	120,000
2021 and thereafter	70,000

Total	$ 400,000

NOTE 8 – SUBSEQUENT EVENTS

An Additional line of credit funds of $50,000 was provided from the CEO to Greenkraft.  Additional funds will be provided on an as needed basis.

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

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Working Capital

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Current Assets	$ 2,077,180	$ 1,805,074
Current Liabilities	1,235,024	2,140,843
Working capital (deficit)	842,156	(335,769)

As at March 31, 2018, we had working capital of $842,156 compared with the working capital deficit of $335,769 as at March 31, 2017.

Cash Flows
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cash Flows Provided by (Used in) Operating Activities	$ (97,823)	$ 179,938
Cash Flows Provided by Investing Activities	-
Cash Flows provided (used) in Financing Activities	100,000
Net Increase in Cash During Period	2,177	179,938

Cash flow from Operating Activities

During the quarter ended March 31, 2018, the net cash used by operating activities totaled $97,823 compared to the cash provided total $179,938 during the quarter ended March 31, 2017.

Cash flow from Investing Activities

During the quarter ended March 31, 2018 and 2017, the net cash provided by investing activities totaled $0.

Cash flow from Financing Activities

During the quarter ended March 31, 2018, the net cash provided by financing activities total $100,000 compared with total $0 during the quarter ended March 31, 2017.

Operation
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenue	$ 111,576	$ 331,244
Cost of revenue	95,095	197,176
Gross profit	16,481	134,068
Operation expense	145,576	126,871
Income (loss) from operation	$ (129,095)	$ 7,197

Revenues

We earned revenues of $111,576 during the three months ended March 31, 2018 compared to earning revenues of $331,244 during the same period in 2017, which is due to few contract and e vehicles orders for the three months ended March 31, 2018, but more parts sold in the first quarter of 2018.

Operation Expenses

Our total operating expenses increased from $126,871 to $145,576 for the three months ended March 31, 2018 compared to the same period in 2017.  This increase in expenses was mostly due to dues and subscriptions paid in the beginning of the year and insurance deposits.

Other income and (expense)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Interest expense	$ 0	$ (87)
Interest income	0	1
Net other income (expense)	$ 0	$ (86)

Interest Expense

The interest expenses decreased from $87 to $0 for the three months ended March 31, 2018 compared to the same period in 2017. The decrease in interest expense is primarily due to the amount of debt finance cost for the line of credit which we paid off during the 1st quarter, 2017. There is no interest expense for Greenkraft because the debt from related parties are not charging interest.

Liquidity

During the quarter ended March 31, 2018, the Company had a loss from continuing operations of $(129,095), a net loss of $(129,095), stockholders’ deficit of $2,748,160 and working capital of $842,156.

Based on the financial support letter from the CEO of Greenkraft, he and his related party entities have no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has $200,000 government incentives as deferred revenue in current liability. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended March 31, 2018. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, and committed financial support from the owner and his related parties to fund its ongoing operations until the Company is able to meet its own obligation as they become due.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information called for by this Item 3.

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

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2018 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A. Risk Factors

As a smaller reporting company we are not required to provide the information call for by this Item 1A.

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

GREENKRAFT, INC.

Date: May 24, 2018	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: May 24, 2018	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director