Form 10-Q
period 2018-06-30
GREENKRAFT, INC.
filed 2018-08-20
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [x] No

As of August 15, 2018 there were outstanding 105,102,718 shares of the registrant’s common stock, $.001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.

CONDENSED BALANCE SHEETS

 (Unaudited)

	As of	As of
	6/30/2018	12/31/17

Assets
Current Assets
Cash	$ 134,807	$ 18,339
Accounts receivable, net of allowance for doubtful account of $0	3,600	3,600
Inventories, net	1,973,396	1,496,082
Prepaid Inventory		509,365
Total Current Assets	2,111,803	2,027,386

Property and equipment, net	57,198	62,669
Total Non- Current Assets	57,198	62,669

Total Assets	$ 2,169,001	$ 2,090,055

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ -	$ 23,325
Accounts payable - related party	190,000	130,000
Accrued liabilities	129,561	108,219
Deferred income	475,995	475,995
Convertible notes payable	5,500	7,500
Other liabilities	75,000	75,000
Short term debt CEC	120,000	240,000
Short term debt related party	350,000	0
Deferred rent- current	831	831
Total Current Liabilities	1,346,887	1,060,870

Non-Current Liabilities
Deferred rent - net of current	8,000	8,000
Long term payable related party	2,718,250	2,718,250
Long term debt CEC	924,000	924,000
Total Non-Current Liabilities	3,650,250	3,650,250

Total Liabilities	4,997,137	4,711,120

Commitments and Contingencies	-	-
Shareholders' Deficit
Common Stock, 400,000,000 shares authorized, 105,102,718 and 103,102,718 shares issued and outstanding, respectively	105,103	103,103
Additional Paid-In Capital	4,105,577	4,105,577
Accumulated Deficit	(7,038,816)	(6,829,745)
Total Stockholders' Deficit	(2,828,136)	(2,621,065)

Total Liabilities and Stockholders' Deficit	$ 2,169,001	$ 2,090,055

GREENKRAFT, INC.

Condensed Statement of Operations

(Unaudited)

	3 months ended June 30,		6 months ended June 30,
	2018	2017	2018	2017
Revenue	$ 207,384	$ 59,011	$ 318,960	$ 390,255
Cost of revenue	138,622	61,306	233,717	258,482
Gross Profit	68,762	(2,295)	85,243	131,773
Costs and expenses:
Research and development			-	162
Selling, general and administrative	148,738	1,025,544	294,314	1,152,253
Total costs and expenses	148,738	1,025,544	294,314	1,152,415
Income (Loss) from operations	(79,976)	(1,027,839)	(209,071)	(1,020,642)

Other income (expense)
Interest (expense)	-	1	-	(87)
Interest income	-	1	-	2
Total Other income (expense)		2	-	(85)

Net Income (Loss)	$ (79,976)	$ (1,027,837)	$ (209,071)	$ (1,020,727)

Basic and Diluted Income (Loss) per share	(0.00)	0.00	(0.00)	0.00
Weighted average number of common shares outstanding- Basic & Diluted	105,102,718	99,144,696	104,837,525	97,796,199

GREENKRAFT, INC.

 CONDENSED STATEMENT OF CASH FLOWS

 (Unaudited)

	2018	2017

Operating Activities:
Income (loss)	$ (209,071)	$ (1,020,727)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation Expense		867,100
Depreciation expense	5,471	2,736
Change in operating assets and liabilities
Accounts receivable	-	44,191
Inventory	(477,314)	112,758
Prepaid Inventory	509,365
Accounts payable	(23,325)	(34,301)
Accounts payable- related party	60,000	60,000
Accrued expense	21,342	(1,057)
Deferred income	-	(4,970)
Deferred Rent Expense	-	(501)
Long Term debt	(40,000)
Short term debt	(80,000)	0
Net cash (used) in provided by operating activities	(233,532)	25,229

Financing Activities:
Borrowings under lines of credit-related party	350,000	-
Net cash provided by financing activities	350,000	-

Net increase in cash	116,468	25,229

Cash, Beginning of period	18,339	379,078

Cash, End of period	$ 134,807	$ 404,307
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non cash investing or financing activities
Debt converted to Common Stock	$ 2,000	$ -

GREENKRAFT, INC.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2017 Form 10-K on April 16, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 16, 2018 have been omitted.

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

Fair Value Measurements

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  As of June 30, 2018 and December 31, 2017 there were no derivative financial instruments recorded in the financial statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks and parts. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At June 30, 2018 and December 31, 2017, the Company characterized $0 and $0 as uncollectible, respectively. At June 30, 2018, and December 31, 2017 the accounts receivable, $3,600 represents one customer from the sale of parts.

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

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment held by the Company. Depreciation expense of $2,735 and $2,735 are recognized for the three months ended June 30, 2018 and 2017, respectively.  The depreciation expense for six months ended June 30 2018 and 2017 is $5,471 and $2,736.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the three months ended June 30, 2018 and 2017, $0 and $0, respectively, and for six months ended June 30, 2018 and 2017 the amounts were $0 and $162.

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

Revenue recognition - Greenkraft recognizes revenue according to ASC 606 when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to the Company and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received $2.024 million related to the sale of CNG and propane trucks as of June 30, 2018 and December 31, 2017.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the three months ended and six months ended June 30, 2018, basic and diluted loss per share are the same.

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

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the six months ended June 30, 2018 and year ended December 31, 2017 for the assembly of the fuel-efficient vehicles to sell to the customers.

	June 30, 2018	December 31, 2017
Raw materials	$ 1,973,396	$ 1,496,082
Prepaid Inventory	0	509,365
Total Inventory	1,973,396	2,005,447

Inventory, included in current assets	$ 1,973,396	$ 2,005,447

NOTE 4 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by the Company’s president and controlling stockholder. As of June 30, 2018, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2017.

As of June 30, 2018, and December 31, 2017, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the three months ended June 30, 2018, Greenkraft did not have any services performed by CEE, LLC and as of June 30, 2018 and December 31, 2017, Greenkraft owed CEE the amount of $5,945 for insurance.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. As of June 30, 2018 and December 31, 2017, Greenkraft owed $525,000 to First Warner Properties LLC.  Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2017.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2017 to September 30, 2021, with a monthly rent of $10,000. As of June 30, 2018 and December 31, 2017, Greenkraft owed $190,000 and $130,000 to First Standard Real Estate LLC, respectively.

NOTE 5 – LINE OF CREDIT

During the six months ended June 30, 2018 the company used a line of credit for $350,000 from the CEO.

NOTE 6 – CONVERTIBLE NOTES

Convertible promissory notes were issued in the aggregate amount of $15,000 in October 2015 for the marketing and advertising services received in 2015. The term of the notes is due on demand. Simple interest of 1% is payable upon demand. Prior to maturity the notes may be converted for common stock at a conversion price of $0.001.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined the embedded conversion feature does not meet the definition of a derivative liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $15,000 was recorded.

As of June 30, 2018 and December 31, 2017, convertible notes had a balance of $5,500 and $7,500 respectively net of $0 unamortized debt discount.

During the six months ended June 30, 2018, the holder of a convertible note converted $2,000 of the convertible note payable into 2,000,000 common shares.

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under a lease expiring 5 years after September 1, 2017. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The future minimum lease payments under the operating lease is listed below.  The rent expense for three and six months ended June 30, 2018 was $30,000 and $60,000 respectively.

Years ending December 31,	Amount

2018	60,000
2019	120,000
2020	120,000
2021 and thereafter	70,000

Total	$ 370,000

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and determined that no material subsequent events transpired.

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

Results of Operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Working Capital

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
Current Assets	$ 2,111,803	$ 1,650,015
Current Liabilities	1,346,887	2,143,786
Working capital (deficit)	764,916	(493,771)

As at June 30, 2018, we had working capital of $764,916 compared with the working capital deficit of $493,771 as of June 30, 2017.

Cash Flows
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cash Flows Provided by (Used in) Operating Activities	$ (233,532)	$ 25,229
Cash Flows Provided by Investing Activities	-
Cash Flows provided (used) in Financing Activities	350,000
Net Increase in Cash During Period	116,468	25,229

Cash flow from Operating Activities

During the three months ended June 30, 2018, the net cash used by operating activities totaled $148,738 compared to the cash used total $1,025,544 during the three months ended June 30, 2017. This was due to Greenkraft lowering its operating expenses.

During the six months ended June 30, 2018, the net cash used by operating activities totaled $233,532 compared to the cash provided total $25,229 during the six months ended June 30, 2017

Cash flow from Investing Activities

During the three months ended June 30, 2018 and 2017, the net cash provided by investing activities totaled $0

During the six months ended June 30, 2018 and 2017, the net cash provided by investing activities totaled $0.

Cash flow from Financing Activities

During the three months ended June 30, 2018, the net cash provided by financing activities total $250,000 compared with total $0 during the six months ended June 30, 2017.

During the six months ended June 30, 2018, the net cash provided by financing activities total $350,000 compared with total $0 during the six months ended June 30, 2017.

Operation
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenue	$ 318,960	$ 390,255
Cost of revenue	233,717	258,482
Gross profit	85,243	131,773
Operation expense	(294,314)	(1,152,415)
Income (loss) from operation	$ (209,071)	$ (1,020,642)

Revenues

We earned revenues of $207,384 during the three months ended June 30, 2018 compared to earning revenues of $59,011 during the same period in 2017 which was mostly due to more sales of trucks.

We earned revenues of $318,960 during the six months ended June 30, 2018 compared to earning revenues of $390,255 during the same period in 2017 which was mostly due to sales of trucks where in 2017 we had other projects as well.

Operation Expenses

Our total operating expenses decreased from $1,025,544 to $148,738 for three months ended June 30, 2018 compared to the same period in 2017.

Our total operating expenses decreased from $1,152,415 to $294,314 for six months ended June 30, 2018 compared to the same period in 2017.

Other income and (expense)
	Six months ended June 30, 2018	Six months ended June 30, 2017

Interest expense	$ 0	$ (87)
Interest income	0	2
Net other income (expense)	$ 0	$ (85)

Interest Expense

The interest expenses decreased from $1 to $0 for the three months ended June 30, 2018 compared to the same period in 2017.

The interest expenses decreased from $87 to $0 for the six months ended June 30, 2018 compared to the same period in 2017.

Liquidity

During the three months ended June 30, 2018, the Company had a loss from continuing operations of $(79,976), a net loss of $(1,027,839) for 2017.

During the six months ended June 30, 2018, the Company had a loss from continuing operations of $(209,071), a net loss of $(1,020,642) for 2017.

Based on the financial support letter from the CEO of Greenkraft, he and his related party entities have no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has $200,000 in government incentives as deferred revenue in current liabilities. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the next twelve months. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, and committed financial support from the owner and his related parties to fund its ongoing operations until the Company is able to meet its own obligation as they become due.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information called for by this Item 3

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2018 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GREENKRAFT, INC.

Date: August 20, 2018	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: August 20, 2018	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director