Form 10-Q
period 2018-09-30
GREENKRAFT, INC.
filed 2018-12-11
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated filer [x] Smaller Reporting company [x] Emerging Growth reporting company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [x] No

As of December 11, 2018 there were outstanding 105,102,718 shares of the registrant’s common stock, $.001 par value.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

GREENKRAFT, INC.

CONDENSED BALANCE SHEETS

	As of	As of
	9/30/2018	12/31/17
	(unaudited)	(audited)
Assets
Current Assets
Cash	$ 24,759	$ 18,339
Accounts receivable, net of allowance for doubtful account of $0	3,600	3,600
Inventories, net	2,021,283	1,496,082
Prepaid inventory	-	509,365
Total Current Assets	2,049,642	2,027,386
Property and equipment, net	54,462	62,669
Total Non- Current Assets	54,462	62,669
Total Assets	$ 2,104,104	$ 2,090,055
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$ 7,136	$ 23,325
Accounts payable - related party	220,000	130,000
Accrued liabilities	104,115	108,219
Deferred income	475,995	475,995
Convertible notes payable	5,500	7,500
Other liabilities	75,000	75,000
Short term debt	505,000	240,000
Deferred rent- current	831	831
Total Current Liabilities	1,393,577	1,060,870
Non-Current Liabilities
Deferred rent - net of current	8,000	8,000
Long term payable - related party	2,718,250	2,718,250
Long term debt	924,000	924,000
Total Non-Current Liabilities	3,650,250	3,650,250
Total Liabilities	5,043,827	4,711,120
Commitments and contingencies	-	-
Shareholders' Deficit
Common Stock, 400,000,000 shares authorized, 105,102, 718 and 103,102,718 shares issued and outstanding, respectively	105,103	103,103
Additional Paid-In Capital	4,105,577	4,105,577
Accumulated Deficit	(7,150,403)	(6,829,745)
Total Stockholders' Deficit	(2,939,723)	(2,621,065)
Total Liabilities and Stockholders' Deficit	$ 2,104,104	$ 2,090,055

GREENKRAFT, INC.

Condensed Statements of Operations

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2018	2017	2018	2017
Revenue	$ 14,691	$ 210,666	$ 333,649	$ 600,921
Cost of revenue	5,947	154,881	264,272	413,163
Gross Profit	8,744	55,785	69,377	187,758
Commission Revenue		180,152		180,152
Costs and expenses:
Research and development	-	-	-	162
Selling, general and administrative	120,330	144,435	390,035	1,296,888
Total costs and expenses	120,330	144,435	390,035	1,297,050
Income (Loss) from operations	(111,586)	91,502	(320,658)	(929,140)
Other income (expense)
Interest (expense)	-	-	-	(87)
Interest income	-	12,432	-	12,434
Total Other income (expense)	-	12,432	-	12,347
Net Income / (Loss)	$ (111,586)	$ 103,934	$ (320,658)	$ (916,793)
Basic and Diluted Income (Loss) per share	0.00	0.00	0.00	0.00
Basic Weighted average number of common shares outstanding	-	103,102,718	-	99,596,064
Diluted Weighted average number of common shares outstanding	105,102,713	110,602,718	105,102,713	107,096,064

GREENKRAFT, INC.

 CONDENSED STATEMENT OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended September 30
	2018	2017

Operating Activities:
Net loss	$ (320,658)	$ (916,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,207	5,472
Stock based compensation expense		867,100
Change in operating assets and liabilities
Accounts receivable	-	44,191
Inventory	(525,201)	54,664
Accounts payable	(16,189)	37,440
Accounts payable- related party	90,000	80,000
Accrued expense	(4,104)	4,682
Deferred income	-	(85,300)
Deferred Rent Expense	-	(501)
Short term debt	(160,000)	(132,000)
Prepaid inventory	509,365
Net cash provided by (used in) operating activities	(418,580)	(41,045)
Financing Activities:
Borrowings (Repayments) under lines of credit	425,000	-
Net cash provided by financing activities	425,000	-
Net increase (decrease) in cash	6,420	(41,045)
Cash, Beginning of period	18,339	379,078
Cash, End of period	$ 24,759	$ 338,033
Non-cash conversion from deferred income to long-term debt		1,224,000
Debt converted to common stock	$ 2,000	$ -
Notes Payable issued for services received	-	-
Issuance of new stocks		867,100
Supplemental cash flow information:
Cash paid for interest	$ -	$ 87
Cash paid for income taxes	$ -	$ -

GREENKRAFT, INC.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2017 Form 10-K on April 16, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 16, 2018 have been omitted.

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

Fair Value Measurements

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  As of September 30, 2018 and December 31, 2017 there were no derivative financial instruments recorded in the financial statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks and parts. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At September 30, 2018 and December 31, 2017, the Company characterized $0 and $0 as uncollectible, respectively. At September 30, 2018, and December 31, 2017 the accounts receivable, $3,600 represents one customer from the sale of parts.

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

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment held by the Company. Depreciation expense of $2,735 and $2,735 are recognized for the three months ended September 30, 2018 and 2017, respectively.  The depreciation expense for nine months ended September 30, 2018 and 2017 is $8,207 and $5,472, respectively.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the three months ended September 30, 2018 and 2017, $0 and $0, respectively, and for nine months ended September 30, 2018 and 2017 the amounts were $0 and $162, respectively.

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

Revenue recognition - Greenkraft recognizes revenue when persuasive evidence of an arrangement exists, products and/or services have been delivered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped or delivered to the customer. Cash payments received prior to delivery of products are deferred until the products are delivered. Also, there was funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC). The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to the Company and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. The Company has received previously $2,024,000 million from the CEC related to the sale of CNG and propane trucks as of December 31, 2017 and December 31, 2016.  Because of the age of the incentives received, the previously received $1.284 million from CEC will be returned in order to be replaced with new current incentives that buyers can apply for.  Therefore, company has converted the deferred income of $1.284 million to debt as of December 31, 2017. This incentive amount will be returned at a rate of $20,000 per month for 64 months.  The company has already returned $280,000. The new current incentives are available at a rate of $11,000 per vehicle for over 14,000 lbs that buyers can apply to for Greenkraft CNG truck purchases.  There are also other new incentives available for Greenkraft trucks through other agencies from $25,000 to $100,000. The amount of short term debt is $240,000 and long term debt is $924,000 as of December 31, 2017.  As of September 30, 2018 the short term debt is $80,000 and long term debt of $924,000.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the three months ended and nine months ended September 30, 2018, basic and diluted loss per share are the same.

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

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the nine months ended September 30, 2018 and year ended December 31, 2017 for the assembly of the fuel-efficient vehicles to sell to the customers.

	September 30, 2018	December 31, 2017
Raw materials	$ 2,021,283	$ 1,496,082
Prepaid Inventory	-	509,365

	$ 2,021,283	$ 2,005,447

NOTE 4 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by the Company’s president and controlling stockholder. As of September 30, 2018, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2017.

As of September 30, 2018, and December 31, 2017, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities.  All amounts are due on demand, unsecured and do not bear interest.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the three months ended September 30, 2018, Greenkraft did not have any services performed by CEE, LLC and as of September 30, 2018 and December 31, 2017, Greenkraft owed CEE the amount of $5,945 for insurance.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana CA 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement is from July 2014 to July 2019, with a monthly rent of $27,500. As of September 30, 2018 and December 31, 2017, Greenkraft owed $525,000 to First Warner Properties LLC.  Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2017.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2017 to September 30, 2021, with a monthly rent of $10,000. As of September 30, 2018 and December 31, 2017, Greenkraft owed $220,000 and $130,000 to First Standard Real Estate LLC, respectively.

NOTE 5 – LINE OF CREDIT

During the nine months ended September 30, 2018 the company used a line of credit for $425,000 from the CEO. The line of credit is non-interest bearing and currently there are no repayment terms.

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

As of September 30, 2018 and December 31, 2017, convertible notes had a balance of $5,500 and $7,500 respectively net of $0 unamortized debt discount.

During the nine months ended September 30, 2018, the holder of a convertible note converted $2,000 of the convertible note payable into 2,000,000 common shares.

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under a lease expiring 5 years after September 1, 2017. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The future minimum lease payments under the operating lease is listed below.  The rent expense for three and nine months ended September 30, 2018 and 2017 was $30,000 and $90,000 respectively.

Years ending December 31,	Amount

2018	30,000
2019	120,000
2020	120,000
2021 and thereafter	70,000

Total	$ 340,000

NOTE 8 - Equity

Common Stock

The Company has authorized 400,000,000 shares and has 105,102,718 shares of common stock issued and outstanding as of September 30, 2018. No shares were issued during the 3 months ended September 30, 2018 and that 2,000,000 shares were issued during the 9 months ended September 30, 2018 for the conversion of a convertible note and 6,670,000 shares were issued during year ended December 31, 2017 as stock based compensation.

NOTE 9 – Short term and Long term Debt

As of September 30, 2018 we have short term debt of $80,000 and long term debt of $924,000 to the CEC and as of December 31, 2017 we have a short term debt of $240,000 and long term debt of $924,000.

NOTE 10 – SUBSEQUENT EVENTS

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

Results of Operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

Working Capital

	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2018	2017
Current Assets	$ 2,049,642	$ 1,773,835
Current Liabilities	1,393,577	1,116,936
Working capital (deficit)	656,065	656,899

As at September 30, 2018, we had working capital of $656,065 compared with the working capital deficit of $656,899 as of September 30, 2017.

Cash Flows
	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017

Cash Flows Provided by (Used in) Operating Activities	$ (418,580)	$ (41,045)
Cash Flows Provided by Investing Activities	-
Cash Flows provided (used) in Financing Activities	425,000
Net Increase (decrease) in Cash During Period	6,420	(41,045)

Cash flow from Operating Activities

During the three months ended September 30, 2018, the net cash used by operating activities totaled $185,048 compared to the cash used total $66,274 during the three months ended September 30, 2017. This was due to Greenkraft assembling new trucks.

During the nine months ended September 30, 2018, the net cash used by operating activities totaled $418,580 compared to the cash provided total $41,045 during the nine months ended September 30, 2017.

Cash flow from Investing Activities

During the three months ended September 30, 2018 and 2017, the net cash provided by investing activities totaled $0.

During the nine months ended September 30, 2018 and 2017, the net cash provided by investing activities totaled $0.

Cash flow from Financing Activities

During the three months ended September 30, 2018, the net cash provided by financing activities total $75,000 compared with total $0 during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the net cash provided by financing activities total $425,000 compared with total $0 during the nine months ended September 30, 2017.

Operations
	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017

Revenue	$ 333,649	$ 600,921
Cost of revenue	264,272	413,163
Gross profit	69,377	187,758
Commission revenue		180,152
Operation expense	(390,035)	(1,297,050)
Income (loss) from operations	$ (320,658)	$ (929,140)

Revenues

We earned revenues of $14,691 during the three months ended September 30, 2018 compared to earning revenues of $210,666 during the same period in 2017.

We earned revenues of $333,649 during the nine months ended September 30, 2018 compared to earning revenues of $600,921 during the same period in 2017.

Operation Expenses

Our total operating expenses decreased from $144,635 to $120,330 for three months ended September 30, 2018 compared to the same period in 2017.

Our total operating expenses decreased from $1,297,050 to $390,035 for nine months ended September 30, 2018 compared to the same period in 2017.

Other income and (expense)
	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Interest expense	$ -	$ (87)
Interest income	-	12,434
Net other income (expense)	$ -	$ 12,347

Interest Expense

The interest expenses decreased from $87 to $0 for the nine months ended September 30, 2018 compared to the same period in 2017.

Liquidity

During the three months ended September 30, 2018, the Company had a loss from continuing operations and a net loss of $(111,586) and income from continuing Statement of operations shows $91,502 and net income of $103,934 during the three months ended September 30, 2017.

During the nine months ended September 30, 2018, the Company had a loss from continuing operations and a net loss of $(320,658) and a loss from continuing operations of $(929,140) and a net loss of $(916,793) during the nine months ended September 30, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2018 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GREENKRAFT, INC.

Date: December 11, 2018	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: December 11, 2018	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director