Form 10-K
period 2018-12-31
GREENKRAFT, INC.
filed 2019-05-13
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-53047

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Emerging growth reporting company [  ] Smaller reporting Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of June 30, 2018, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $7,777,601 based on our closing price of $0.074 per share. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of May 10, 2019 the registrant’s outstanding stock consisted of 105,102,718 common shares.

GREENKRAFT, INC.

Form 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and “Greenkraft” mean Greenkraft, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated on September 27, 2006 in Nevada as Sunrise Global, Inc. Until closing of the Acquisition of Greenkraft on December 6, 2013 (as described below), we were a recycled industrial waste resale company. On December 27, 2013, we changed our corporate name to Greenkraft, Inc. from Sunrise Global, Inc., which reflected our acquisition of Greenkraft resulting in us now conducting Greenkraft’s business. Concurrent with the name change, we effectuated a 2-for-1 forward split, also effective December 27, 2013.

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

As a condition to the closing of the Acquisition, on the Closing Date, 4,600,000 shares of our issued and outstanding common stock previously held by Greenkraft were cancelled pursuant to the terms of the Purchase Agreement (the “Cancelled Shares”).

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

In the absence of federal legislation, individual states have initiated and passed bills to provide incentives to encourage the use of domestic energy sources such as natural gas. Texas Senate Bills 20 and 385 have been passed and authorize funding for approximately $16 million for natural gas vehicle rebates, which includes converting heavy-duty fleet vehicles to natural gas, and $4 million per year for the next two years for the establishment of natural gas stations between the cities of Dallas, San Antonio and Houston. California, through the California Energy Commission CEC with funds through Assembly Bill 118, has established the Natural Gas Vehicle Buy-Down Program, a rebate program to incentivize the deployment of natural gas and propane vehicles in all weight classes in California.

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

Commercial Forward Cab Trucks with Alternative Fuels

We currently offer commercial trucks (Classes 4, 5, 6, 7) with dedicated natural gas and propane fuel system for 6.0 liter Greenkraft/General Motor (GM) engines for 14,000 lbs. and above gross vehicle weight rating (GVWR) trucks and custom chassis manufacturers. We offer a range of Class 4-7 cab-forward trucks based on chassis from JAC, China’s Anhui Jianghuai Automobile Company. We then install 6.0-liter GM engines and our CNG or LPG fuel systems and for CNG we add Quantum Technologies’ tanks in the vehicle. The CNG fuel systems are assembled by Greenkraft using parts manufactured by various suppliers. The chassis and cabin are imported from overseas and the powertrain is assembled in the chassis. Prior to order of the chassis, we provided specific design specifications to JAC to ensure that the chassis comply with US guidelines and specifications. We have received California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) certification of 2017 and 2018 dedicated-compressed natural gas fuel systems for its 6.0-liter GM engines for 14,000 lbs. and above GVWR trucks. We use our strategic partner, CEE, LLC for the testing of its engines prior to applying for the CARB and EPA certifications referred to above. In addition, we used CEE, LLC and G&K Automotive, another strategic partner, in connection with research and development activities. See “—Strategic Partners” below.

Customers

Our end users are Fleet Operators, Cities, and Businesses, and distribute through dealers.

Funding for the incremental cost of the vehicles was provided by the California Energy Commission (CEC) and the Mobile Source for Pollution Reduction Review Committee. The CEC provides up to (i) $20,000 per vehicle that are up to 26,000 LBS GVWR and (ii) $26,000 per vehicle that are over 26,000 LBS GVWR. These funds are paid directly to us and taken in as deposits until actual delivery of the vehicles at which time it is deemed revenue. We have received $2,024,004 million from the CEC related to the sale of CNG and propane trucks.

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

Convert Vehicles for Alternative Fuels

In addition to our offering of new commercial trucks in alternative fuels, we can convert other existing vehicles (such as vehicles manufactured by Ford or GM that do not currently run on alternative fuels) to allow engines to run on CNG or LPG instead of gas or diesel. We have converted vehicles for many dealers.

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

Sales Distribution Strategy

As discussed above, we already have distribution agreements in place with several dealers. In the event that our relationship with any dealers are terminated, we have relationships with other dealers that we can activate and believe we could enter into additional agreements on commercially reasonable terms. We intend to enter into distribution agreements with other dealers for other territories in the United States. We believe partnering with dealers for distribution of its trucks will have certain advantages such as, experienced trained sales force, service network, and existing customer base and should also serve to reduce marketing costs.

Employees

As of December 31, 2018, we have 6 employees and many subcontractors.

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

Governmental Programs, Incentives and Regulations

California Energy Commission (CEC)

The California Energy Commission was providing buy-downs related to the purchase of alternative fuel trucks to cover the incremental cost of purchasing alternative fuel vehicles. Greenkraft received $2,024,000 from the CEC of which (i) $400,000 was applied to the buy-down of 20 CNG vehicles; (ii) $340,000 was applied to the buy down of 17 CNG vehicles (iii) $400,000 was applied to the buy down of 40 propane vehicles of 14,500 lbs and $884,000 was applied to large CNG vehicles. These amounts were recognized as deferred revenue. These amounts were to be used per truck. Several incentives were received and revenues were recognized. From the amounts received $1.284 million was in the company’s books as deferred income. In 3rd quarter 2017 the company agreed to return these amounts because of the age of the incentives and apply for new ones. Therefore, the company has converted this amount from deferred income to debt and once new incentives are received the company will apply the new incentives as income per vehicle once the vehicles are sold. The Company began returning the funds to the CEC at a rate of $20,000 per month in 2017.

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

Competition

Competition in the automotive industry is intense and evolving. We believe the impact of new regulatory requirements for vehicle emissions, technological advances in powertrain and shifting customer needs and expectations are causing the industry to evolve in the direction of alternative fuel vehicles. We believe the primary competitive factors in our markets include but are not limited to:

●	product quality and safety;
●	service options;
●	product performance;
●	product price; and
●	manufacturing efficiency.

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

Number of Holders

As of December 31, 2018, we had approximately 94 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Greenkraft had some account payable that was converted to a note during the quarter ended March 31, 2017 and the Company re-classed it to notes payable. The term of the notes is due on demand. Simple interest of 1% is payable upon demand. Prior to maturity the notes may be converted for common stock at a conversion price of $0.001. In 2018 a $2,000 note was converted as well to 2,000,000 shares leaving $5,500 in a convertible note.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “could” “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

RESULTS OF OPERATIONS

Working Capital

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Current Assets	$1,833,532	$1,904,336
Current Liabilities	1,162,470	1,060,870
Working Capital	671,062	843,466

Cash Flows

	Year ended December 31, 2018	Year ended December 31, 2017
Cash Flows Provided by (Used in) Operating Activities	$(519,463)	$(360,739)
Cash Flows Provided by (Used in) Investing Activities	0	0
Cash Flows Used in Financing Activities	525,000	0
Net Increase (Decrease) in Cash During Period	5,537	(360,739)

Operating Revenues

During the year ended December 31, 2018 we earned revenues of $434,168 compared to revenues of $1,153,429 at the year ended December 31, 2017.

Operating Expenses and Net Loss

During the year ended December 31, 2018, we incurred operating expenses of $548,075 compared with operating expenses of $1,420,196 during the year ended December 31, 2017.

For the year ended December 31, 2018, we incurred a net loss of $692,941 compared with a net loss of $1,031,877 for the year ended December 31, 2017.

Liquidity and Capital Resources

As at December 31, 2018, we had a cash and cash equivalents balance of $23,876 and total assets of $1,987,915 compared with $18,339 of cash and total assets of $2,090,055 as at December 31, 2017. The increase in cash was due to some sales and line we used.

As at December 31, 2018, we had total liabilities of $4,592,720 compared with total liabilities of $4,711,120 at December 31, 2017. The decrease in total liabilities was due to the line of credit and accounts payable being paid off in 2018.

As at December 31, 2018, we had a working capital of $671,062 compared with a working capital deficit of $843,466 as at December 31, 2017.

Cash flow from Operating Activities

During the year ended December 31, 2018, the cash used by operating activities total $519,463 compared to the cash provided by total $360,739 during the year ended December 31, 2017. The cash was primarily used to pay out accounts payable in 2018 related to the inventory purchase for the e-vehicle project.

Cash flow from Investing Activities

During the year ended December 31, 2018, the cash provided by investing activities total $0 compared to the cash used in total $0 during the year ended December 31, 2017. Annual amounts primarily consist of capital expenditures to support our manufacturing efforts.

Cash flow from Financing Activities

During the year ended December 31, 2018, the cash provided by financing activities total $525,000 compared with total $0 during the year ended December 31, 2017.

Liquidity

The accompanying financial statements have been prepared in accordance to FASB Subtopic 205-40, Presentation of Financial Statements—Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Greenkraft’s management evaluated the current financial situation and believes the company is able to continue as a going concern within one year.

During the year ended December 31, 2018, the Company incurred a loss from continuing operation of $510,741 and a net loss $692,941, the stockholders’ deficit was $2,604,805 and the working capital was $671,062. The working capital deficit has been majority funded by accounts payable to its related parties and related party debt. Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, has no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. The Company is expected to have sufficient cash flow to cover the normal business operations for the twelve months-ended December 31, 2019. For the next 12 months following this filing, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligation as they become due.

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from signing up new dealers’ contracts and delivering alternative fuel trucks to them; (b) reclassify accounts payable- related parties and related parties’ debt as non- current liabilities in the amounts of $816,334 and $1,901,916 as of December 31, 2018 and 2017, respectively, which is related to the financial support letter from the CEO, and (c) the CEO can raise additional funds needed to support our business plan. Management intends to seek new capital from owners and related parties to provide needed funds, as necessary. However, there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENKRAFT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Greenkraft, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenkraft, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington

May 10, 2019

GREENKRAFT, INC.

BALANCE SHEETS

	As of	As of
	12/31/2018	12/31/2017
Assets
Current Assets
Cash	$23,876	$18,339
Accounts receivable, net of allowance for doubtful account of $0	3,600	3,600
Inventories, net	1,806,056	1,373,032
Prepaid Inventory	-	509,365
Total Current Assets	1,833,532	1,904,336

Property and equipment, net	154,383	185,719
Total Non- Current Assets	154,383	185,719

Total Assets	$1,987,915	$2,090,055

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$3,399	$23,325
Accounts payable - related party	250,000	130,000
Accrued liabilities	111,745	108,219
Deferred income	475,995	475,995
Convertible notes payable	5,500	7,500
Other liabilities	75,000	75,000
Short term debt CEC	240,000	240,000
Deferred rent- current	831	831
Total Current Liabilities	1,162,470	1,060,870

Non-Current Liabilities
Deferred rent - net of current	8,000	8,000
Long term payable - related party Defiance	285,389	285,389
Long term payable - related party FWP	525,000	525,000
Long term payable - related party CEE	5,945	5,945
Long term loan - related party	1,901,916	1,901,916
Long term debt CEC	704,000	924,000
Total Non-Current Liabilities	3,430,250	3,650,250

Total Liabilities	4,592,720	4,711,120

Commitments and Contingencies	-	-
Shareholders’ Deficit
Common Stock, 400,000,000 shares authorized, 105,102,718 and 103,102,718 shares issued and outstanding, respectively	105,103	103,103
Additional Paid-In Capital	4,812,778	4,105,577
Accumulated Deficit	(7,522,686)	(6,829,745)
Total Stockholders’ Deficit	(2,604,805)	(2,621,065)

Total Liabilities and Stockholders’ Deficit	$1,987,915	$2,090,055

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENTS OF OPERATIONS

	As of	As of
	December 31, 2018	December 31, 2017
Revenue	$434,168	$1,153,429
Cost of revenue	396,834	765,027
Gross Profit	37,334	388,402
Costs and expenses:
Research and development	-	162
Selling, general and administrative	223,521	251,965
Payroll Expenses	204,554	181,470
Rent	120,000	119,499
share compensation expense	-	867,100
Total costs and expenses	548,075	1,420,196
Income (Loss) from operations	(510,741)	(1,031,794)

Other income (expense)
Interest (expense)	-	(87)
Loss on insuance debt conversion	(182,200)	-
Interest income	-	4
Total Other income (expense)	(182,200)	(83)

Net Income / (Loss)	$(692,941)	$(1,031,877)

Basic and Diluted Income (Loss) per share	(0.01)	(0.01)
Weighted average number of common shares outstanding- Basic & Diluted	104,287,280	100,452,992

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2016	96,432,718	$96,433	$3,245,147	$(5,797,868)	$(2,456,288)

Shares issued compensation	6,670,000	6,670	860,430	-	867,100

Net Loss				(1,031,877)	(1,031,877)

Balance December 31, 2017	103,102,718	$103,103	$4,105,577	$(6,829,745)	$(2,621,065)

Shares Issued for note conversion	2,000,000	2,000	182,200		184,200

Forgiveness of related party debt			525,000		525,000
Net Loss				(692,941)	(692,941)

Balance December 31, 2018	105,102,718	$105,103	$4,812,777	$(7,522,686)	$(2,604,806)

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

STATEMENTS OF CASH FLOWS

	As of	As of
	December 31, 2018	December 31, 2017
Operating Activities:
Net loss	$(692,941)	$(1,031,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared based compensation		867,100
Loss on conversion of debt to stock	182,200
Depreciation expense	28,052	10,944
Write off of amounts of property and equipment capitalization threshold	3,285	-
Change in operating assets and liabilities
Accounts receivable	-	44,191
Prepaid expense	509,365	(509,365)
Inventory	(433,024)	398,013
Accounts payable	(19,926)	(62,420)
Accounts payable- related party	120,000	100,000
Accrued Liabilities	3,526	(31,524)
Deferred income long term debt CEC	(220,000)	(145,300)
Deferred Rent-Current	-	(501)
Net cash used in operating activities	(519,463)	(360,739)

Financing Activities:
Borrowings from line of credit - related party	525,000	-
Net cash used in financing activities	525,000	-

Net decrease in cash	5,537	(360,739)

Cash, Beginning of period	18,339	379,078

Cash, End of period	$23,876	$18,339
non-cash finance and investing activities:
Note conversion to common stock	$2,000	$-
Forgiveness of related party borrowings LOC	525,000	-
Cash paid for interest	$-	$87
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GREENKRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. There are no amounts considered uncollectable as of December 31, 2018 and 2017.

Inventories – Inventories are primarily raw materials. Inventories are valued at the lower of cost, as determined on a weighted average cost basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition. No allowance was deemed necessary by management as of December 31, 2018 and 2017, respectively.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment held by the Company. Depreciation expense of $28,052 and $10,944 are recognized for the years ended December 31, 2018 and 2017, respectively.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2018 and 2017, $0 and $162, respectively, were expensed as research and development costs.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. No impairment was deemed necessary by management as of December 31, 2018 and 2017, respectively.

Revenue recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, the Company applies the following methodology to recognize revenue:

i.	Identify the contract with a customer.

ii.	Identify the performance obligations in the contract.

iii.	Determine the transaction price.

iv.	Allocate the transaction price to the performance obligations in the contract.

v.	Recognize revenue when (or as) the entity satisfies a performance obligation.

Accordingly, the Company recognizes specific components of revenue as described below:

1. Parts – Performance obligation to deliver “X” parts are recognized as products are shipped. Typically there is not a large volume of parts (recently), thus contract price allocated to performance obligations (ratable parts) as shipped.

2. Service – “Right to invoice” practical expedient pursuant to 606-10-55-18, billed at hourly rates plus parts.

3. Trucks – Performance obligation to deliver system. Recognition of revenue at a point in time, given recognition over time criteria not met pursuant to 606-10-25-24. Final transfer of control passed to customer upon receipt and final acceptance. When the truck is accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the truck. Trucks generally take 90 days to manufacture, assemble and then ship to our various customers. As of December 31, 2018 and December 31, 2017 customer deposits were $475,995 and $475,995 respectively.

Estimated warranty obligations are recorded at the time of sale and amortized over the two year warranty period. As of December 31, 2018 and December 31, 2017, warranty liability was $111,023 and $112,000. The company does not offer its customers the option to purchase a warranty separately, thus warranties are accounted for under ASC 460.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the year ended December 31, 2018 and 2017, basic and diluted losses per share are the same for the year ended December 31, 2018 and 2017 as any potentially dilutive shares would be considered anti-dilutive.

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

Recently issued accounting pronouncements – Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This new guidance was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The adoption of this ASU has had no material impact of the Company’s Statement of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance was effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is a distribution company owned by the Company’s president and controlling stockholder. As of December 31, 2018 and December 31, 2017, accounts payable to the Defiance was $285,389 for both years, respectively. The amount of $285,389 was reclassified to long term accounts payable related party in first quarter 2017. This debt does not require interest and there is no maturity date at this time.

As of December 31, 2018 and December 31, 2017, the Company has notes payable for the amount of $1,901,916 both years, to its President and his related entities. All amounts are due, are unsecured and do not bear interest. This amount was reclassified to long term related party debt because the company’s president does not expect repayment during the next 12 months.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the 12 months ended December 31, 2018, Greenkraft did not have any services performed by CEE, LLC. Greenkraft owes $5,945 to CEE, LLC as of December 31, 2018 and December 31, 2017, for previous service services provided by CEE, LLC however this amount was also reclassified to long term related party debt in 2017. This debt does not require interest and there is no maturity date at this time.

G&K Automotive Conversion Inc. is an automotive safety compliance company that can provide services to Greenkraft as necessary. The president of the company is also the president and controlling shareholder of G&K. There is no amount due to G&K from Greenkraft as of December 31, 2018 and December 31, 2017.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement was from July 2014 to July 2019, with a monthly rent of $27,500. Greenkraft terminated this lease as of August 2016. As of December 31, 2018 and December 31, 2017, Greenkraft owed First Warner Properties $525,000 both years, respectively. This debt does not require interest and there is no maturity date at this time.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft’s president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to December 31, 2021, with a monthly rent of $10,000. As of December 31, 2018 and December 31, 2017, Greenkraft owes rent expense of $250,000 and $130,000 to First Standard Real Estate LLC, respectively.

Gem Works LLC is a separate company in the automotive business for vehicles and its owner is related to our Company’s CEO. During 2017 Greenkraft charged Gem Work, LLC $180,152 net sales of e-vehicle acting as agent after gross and net revenue analysis.

The Company reclassified accounts payable- related parties of $816,334 and related parties’ debt of $1,901,916 as non- current liabilities as of March 31, 2017. These amounts were reclassified to long term related party debt because the company’s president does not expect repayment through 2019. This debt does not require interest and there is no maturity date at this time.

During the year ended December 31, 2018, $525,000 provided by the CEO was forgiven.

NOTE 3- PROPERTY AND EQUIPMENT

For the years ended December 31, 2018 and 2017, depreciation expense of fixed assets totaled approximately $28,052 and $10,944, respectively. For the year 2018 we did not purchase fixed assets. Fixed assets comprised the following as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Equipment	$229,193	$232,478

Less Accumulated Depreciation	(74,810)	(46,758)
Total	$154,383	$185,720

NOTE 4 – INVENTORIES

	December 31, 2018	December 31, 2017
Raw materials	1,806,056	1,373,032
Prepaid Inventory		509,365

Total Inventory	1,806,056	1,882,397

NOTE 5 – CONVERTIBLE NOTES

In 2018 $2,000 was converted to 2,000,000 shares and the company recognized a loss on conversion of $182,200 shown on statements of operation.

On April 22, 2016, the holder of convertible note converted $7,500 of principal to 7,500,000 common shares.

As of December 31, 2018 and 2017 convertible notes had a balance of $5,500 and $7,500 respectively.

The outstanding note is convertible at a rate of 0.001 into shares of common stock.

NOTE 6- COMMON STOCK

As of December 31 2018 and 2017, the Company had 400,000,000 Common shares authorized with a par value of $.0001 per share, of which 105,102,718 and 103,102,718 shares were issued and outstanding, respectively. In 2018 $2,000 was converted to 2,000,000 shares and the company recognized a loss on conversion of $182,200 shown on statement of operation.

NOTE 7 - LONG TERM DEBT

The Company has long term debt of $704,000 from amounts converted from deferred income of $1.284 million to long term debt which consist of incentives received by the CEC that were converted to debt due to age of incentives and for the company to apply to new incentives available by the CEC. The payment terms require $20,000 per month for approximately 64 months and the terms do not require interest.

NOTE 8 - SHORT TERM DEBT

Company has short term debt of $240,000 which is part of 12 months of amounts to be paid for incentives from the $1.284 million company received in the past.

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under lease expiring 5 years after September 1, 2017. Rent expense was $120,000 for both 2017 and 2018, payable in installments of $10,000 per month. The future minimum lease payments under these operating leases are as follows below,

Years ending December 31,	Amount
2019	120,000
2020	120,000
2021 and thereafter	80,000

Total	$320,000

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

NOTE 11 – PROVISION FOR INCOME TAXES

Greenkraft uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2018, the company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

As of December 31, 2018, the tax years 2015 through 2017, are subject to examination by the federal taxing authorities.

At December 31, 2018 and 2017, deferred tax assets consisted of the following:

	December 31, 2018	December 31, 2017
Deferred tax assets	$1,346,716	$1,201,199
Less: Valuation allowance	(1,346,716)	(1,201,199)
Net deferred tax assets	$-	$-

	December 31, 2018	December 31, 2017
Accumulated net operating loss	$6,412,935	$5,719,996
Tax rate	21%	21%
Deferred tax assets	$1,346,716	$1,201,199

NOTE 12 - LIQUIDITY

The accompanying financial statements have been prepared in accordance to FASB Subtopic 205-40, Presentation of Financial Statements—Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Greenkraft’s management evaluated the current financial situation of the company and believes the company is able to continue as a going concern within one year.

During the year ended December 31, 2018, the Company incurred a loss from continuing operations of $510,741, and a net loss $692,941 and the stockholders’ deficit was $2,604,805 and the working capital was $671,062. The working capital has been majority funded by accounts payable to its related parties and related party debt. Based on the financial support letter from the CEO of Greenkraft, he and his related party entities, have no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. The Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended December 31, 2019. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, committed financial support from the owner and his related parties to fund its ongoing operation until the Company is able to meet its own obligations as they become due.

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from signing up new dealers’ contracts and delivering alternative fuel trucks to them; (b) reclassifying accounts payable- related parties and related parties’ debt as non- current liabilities in amount of $816,334 and $1,901,916, respectively, which is related to the financial support letter from the CEO, and (c) the CEO can raise additional funds needed to support our business plan. Management intends to seek new capital from owners and related parties to provide needed funds, as necessary. However, there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2018, through the date the financial statements were available to be issued and have determined that we do not have any material subsequent events to disclose in these financial statements other than the following.

Greenkraft purchased 2,000,000 million shares that were initially converted from a convertible note and have gone back to Greenkraft as treasury stock in April 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2018 we changed auditors from Simon & Edward LLP to Fruci & Associates II, PLLC. There were no disagreements with either firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that our internal controls over financial reporting are ineffective as of December 31, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses which existed as of December 31, 2018 are:

Financial Reporting Systems: We did not have a robust financial consolidation system throughout the period and as a result, adjustments were required in order to produce financial statements for external reporting purposes.

Internal controls over financial reporting:

We do have not effective policies and procedures in place to provide adequate, independent oversight over financial reporting, timely preparation and review of accounting records, and there is a lack of segregation of duties. Also, due to lack of resources and personnel, the Company is unable to properly design or implement a control environment over financial reporting that would be deemed necessary to maintain effective control, ensure accuracy, timeliness, completeness and integrity of financial data, and perform continual and ongoing monitoring of controls and risks.

Fruci & Associates II, PLLC our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at five.

Our current directors and officers are as follows:

NAME	AGE	POSITION
Executive Officers and Directors:
George Gemayel	68	Chairman, President and Secretary
Sosi Bardakjian	40	Chief Financial Officer and Director
Evan Ginsburg	76	Director
Assadour (Ace) Sarafian	61	Director
Miguel Pulido	62	Director

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

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2018 were filed.

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

Director Nominees

As of December 31, 2018 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation summary for all officers and board directors. None of our other executive officers received compensation except for a minimal administrative amount for the CFO during the fiscal year ended December 31, 2018.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Gemayel, Chairman, President, Secretary	2018	-	-	-	-	-	-	-	-
Sosi Bardakjian, Chief Financial Officer, Director	2018	19,500	-	-	-	-	-	-	19,500
Evan Ginsburg, Director	2018	-	-	-	-	-	-	-	-
Assadour (Ace) Sarafian, Director	2018	-	-	-	-	-	-	-	-
Miguel Pulido, Director	2018	-	-	-	-	-	-	-	-

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Gemayel, Chairman, President, Secretary	2017	-	-	-	-	-	-	-	-
Sosi Bardakjian, Chief Financial Officer, Director	2017	19,500	-	-	-	-	-	-	19,500
Evan Ginsburg, Director	2017	-	-	-	-	-	-	-	-
Assadour (Ace) Sarafian, Director	2017	-	-	-	-	-	-	-	-
Miguel Pulido, Director	2017	-	-	-	-	-	-	-	-

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2018, we did not have any unexercised stock options held by any of our shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our common stock as of April 14, 2018 by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. Except as otherwise listed below, the address of each person is 2530 S. Birch Street, Santa Ana, CA 92707.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	George Gemayel	83,060,000	79.03%
Common	Sosi Bardakjian	250,000	0.24%
Common	Evan Ginsburg	100,000	0.1%
Common	Assadour (Ace) Sarafian	5,000,000	4.75%
Common	Miguel Pulido	100,000	0.1%
	All Executive Officers and Directors as a Group	88,510,000	84.21%

1) Calculated based on issued and outstanding shares of 105,102,718 as December 31, 2018.

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

Change of Control

As of December 31, 2018 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related and Non-Audit Fees

On February 20, 2018, the Board of Directors of the Company approved the appointment of Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm, to audit the financial statements of the Company for the year-end Audit December 31, 2017. On February 22, 2018, the Board of Directors of Greenkraft Inc. (the “Company”) dismissed Benjamin & Young LLP (B&Y).

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors and predecessor auditor.

	Fruci & Associates II, PLLC	Fruci & Associates II, PLLC
Description of service	2018	2017
Audit fees	$27,800	16,000
Audit- related fees	-
Tax fees	-
All other fees	-
Total	$27,800	16,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, have reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2018.

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

GREENKRAFT, INC.

Date: May 10, 2019	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Gemayel	President, Chief Executive Officer and Director	May 10, 2019
George Gemayel	(Principal Executive Officer)

/s/ Sosi Bardakjian	Chief Financial Officer and Director	May 10, 2019
Sosi Bardakjian	(Principal Financial and Accounting Officer)

/s/ Evan Ginsburg	Director	May 10, 2019
Evan Ginsburg

/s/ Assadour Sarafian	Director	May 10, 2019
Assadour Sarafian

/s/ Miguel A. Pulido	Director	May 10, 2019
Miguel A. Pulido

