Form 10-K/A
period 2018-12-31
GREENKRAFT, INC.
filed 2019-05-14
CIK 1398529

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

GREENKRAFT, INC.

Form 10-K

2

EXPLANATORY NOTE

Greenkraft did not include interactive data (aka XBRL's) for the Original Filing. This Amendment No. 1 on Form 10-K ("Amendment No. 1") is being filed solely to include the Company's interactive data.

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

GREENKRAFT, INC.

Date: May 14, 2019	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Gemayel	President, Chief Executive Officer and Director	May 14, 2019
George Gemayel	(Principal Executive Officer)

/s/ Sosi Bardakjian	Chief Financial Officer and Director	May 14, 2019
Sosi Bardakjian	(Principal Financial and Accounting Officer)

/s/ Evan Ginsburg	Director	May 14, 2019
Evan Ginsburg

/s/ Assadour Sarafian	Director	May 14, 2019
Assadour Sarafian

/s/ Miguel A. Pulido	Director	May 14, 2019
Miguel A. Pulido

