Form 10-Q
period 2019-03-31
GREENKRAFT, INC.
filed 2019-07-08
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 2, 2019  there were outstanding 103,102,718  shares of the registrant’s common stock, $.001 par value.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

GREENKRAFT, INC

CONDENSED BALANCE SHEETS

	As of	As of
	3/31/2019	12/31/2018
	(unaudited)	(audited)
Assets
Current Assets
Cash	$519,453	$23,876
Accounts receivable, net of allowance for doubtful account of $0	3,600	3,600
Inventories, net	1,649,094	1,806,056
Right of use asset - current	118,032	-
Total Current Assets	2,290,179	1,833,532

Right of Use asset - Long Term	177,048	-
Property and equipment, net	151,647	154,383
Total Non- Current Assets	328,695	154,383

Total Assets	$2,618,874	$1,987,915

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$17,104	$3,399
Accounts payable - related party	280,000	250,000
Accrued liabilities	114,679	111,745
Deferred income	469,955	475,995
Convertible notes payable	3,500	5,500
Other liabilities	75,000	75,000
Short term debt CEC	240,000	240,000
Short term debt related party	100,000	-
Lease Liability - current	120,000	-
Deferred rent- current	-	831
Total Current Liabilities	1,420,238	1,162,470

Non-Current Liabilities
Deferred rent - net of current	-	8,000
Lease Liability- Long Term	180,000	-
Long term payable - related party Defiance	285,389	285,389
Long term payable - related party FWP	525,000	525,000
Long term payable - related party CEE	5,945	5,945
Long term loan - related party	1,901,916	1,901,916
Long term debt CEC	623,980	704,000
Total Non-Current Liabilities	3,522,230	3,430,250

Total Liabilities	4,942,468	4,592,720

Commitments and Contingencies	-	-
Shareholders’ Deficit
Common Stock, 400,000,000 shares authorized, 105,102,718 and 105,102,718 shares issued and outstanding, respectively	105,103	105,103
Additional Paid-In Capital	4,812,777	4,812,778
Accumulated Deficit	(7,241,474)	(7,522,686)
Total Stockholders’ Deficit	(2,323,594)	(2,604,805)

Total Liabilities and Stockholders’ Deficit	$2,618,874	$1,987,915

GREENKRAFT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	As of March 31, 2019	As of March 31, 2018
Revenue	$624,271	$111,576
Cost of revenue	240,005	95,095
Gross Profit	384,266	16,481
Costs and expenses:
Selling, general and administrative	55,365	67,410
Payroll Expenses	21,601	48,167
Rent	26,089	30,000
Total costs and expenses	103,055	145,577
Income (Loss) from operations	281,211	(129,095)

Net Income / (Loss)	$281,211	$(129,095)

Basic income (loss) per share	0.00	(0.00)
Weighted average number of common shares outstanding- Basic	105,103,718	104,569,385

Diluted Income per share	0.00	-
Weighted average number of common shares outstanding- Diluted	108,602,718	-

GREENKRAFT, INC.

Condensed Statement of changes in stockholders’ deficit

Three months ended March 31, 2019 and 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2017	103,102,718	$103,103	$4,105,577	$(6,829,745)	$(2,621,065)
Shares issued on conversion of debt	2,000,000	2,000	182,200		184,200
Net loss				(129,095)	(129,095)
Balance March 31, 2018	105,102,718	105,103	4,287,777	(6,958,840)	(2,565,960)
Net loss				(79,976)	(79,976)
Balance June 30, 2018	105,102,718	105,103	4,287,777	(7,038,816)	(2,645,936)
Net loss				(111,587)	(111,587)
Balance September 30, 2018	105,102,718	105,103	4,287,777	(7,150,403)	(2,757,523)
Forgiveness of debt			525,000		525,000
Net loss				(372,281)	(372,281)
Balance December 31, 2018	105,102,718	105,103	4,812,777	(7,522,684)	(2,604,804)
Net income				281,211	281,211
Balance March 31, 2019	105,102,718	$105,103	$4,812,777	$(7,241,473)	$(2,323,593)

GREENKRAFT, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	As of March 31, 2019	As of March 31, 2018

Operating Activities:
Net Income (loss)	$281,211	$(129,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared based compensation
Depreciation expense	2,735	2,735
Change in operating assets and liabilities
Inventory	-	(515,660)
Prepaid Inventory	156,962	468,043
Right of use asset, current	(118,032)	-
Right of use asset, long term	(177,048)	-
Accounts payable	13,705	89,339
Accounts payable- related party	30,000	30,000
Deferred income	(6,040)	-
Accrued Liabilities	2,934	(3,185)
Deferred Rent	(8,831)	-
Long term debt CEC	(80,019)	(40,000)
Lease Liability, current	120,000	-
Lease Liability, Long term	180,000	-
Net cash provided by (used in) Operating activities	397,577	(97,823)

Financing Activities:
Borrowings from line of credit - related party	100,000	100,000
Payments on convertible note	(2,000)	-
Net cash provided by (used in) financing activities	98,000	100,000

Net increase in cash	495,577	2,177

Cash, Beginning of period	23,876	18,339

Cash, End of period	$519,453	$20,516

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
non-cash finance and investing activities:
Shares issued for debt conversion	$-	$184,200

GREENKRAFT, INC.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2018 Form 10-K on May 10, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 as filed on May 10, 2019 have been omitted.

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

Recently issued accounting pronouncements

Leases

FASB ASU 2016-02 Leases (Topic 842) – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019. The right of use asset and lease liability have been recorded at the present value of the future minimum lease payments, utilizing a 5% average borrowing rate.

The Company is using the transition relief provided by the Financial Accounting Standards Board (FASB) for ASU 2016-02 at their November 29, 2017 meeting related to applying ASC 840 for comparative periods, providing the disclosures required by ASC 840 for the comparative periods and recognizing the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019.

The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 2 - SIGNIFICIANT ACCOUNTING POLICIES AND PRACTICES

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand except as noted in the table shown below.

The following table summarize items measured at fair market value during the period ended March 31, 2019:

	Level 1	Level 2	Level 3	Total
Lease	$-	$-	$300,000	$300,000
Total	$-	$-	$300,000	$300,000

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks and parts. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At March 31, 2019 and December 31, 2018, the Company characterized $0 and $0 as uncollectible, respectively. At March 31, 2019, the accounts receivable, $3,600 represents one customer from the sale of parts.

Inventories – Inventories are primarily raw materials. Inventories are valued at the lower of, cost as determined on a weighted average cost basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition.  No allowance was deemed necessary by management as of March 31, 2019 and 2018, respectively.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment held by the Company. Depreciation expense of $2,735 and $2,735 are recognized for the quarters ended March 31, 2019 and 2018, respectively.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the quarter ended March 31, 2019 and 2018, $0 and $0, respectively, were expensed as research and development costs.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  No allowance was deemed necessary by management as of March 31, 2019 and 2018, respectively.

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

3. Trucks – Performance obligation to deliver system. Recognition of revenue at a point in time, given recognition over time criteria not met pursuant to 606-10-25-24. Final transfer of control passed to customer upon receipt and final acceptance. When the truck is accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the truck. Trucks generally take 90 days to manufacture, assemble and then ship to our various customers. As of March 31, 2019 and December 31, 2018 customer deposits were $469,955 and $475,995 respectively.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net income for the quarter ended March 31, 2019, basic and diluted income per share are calculated separately. As there was a net loss  for the quarter ended March 31, 2018, basic and diluted loss per share are the same.

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

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the three months ended March 31, 2019 and year ended December 31, 2018 for the assembly of the fuel-efficient vehicles to sell to the customers.

	March 31, 2019	December 31, 2018
Raw materials	$1,649,094	$1,806,056
Total Inventory	1,649,094	1,806,056

NOTE 4- PROPERTY AND EQUIPMENT

For the three months ended March 31, 2019 and December 31, 2018, depreciation expense of fixed assets totaled approximately $2,735 and $2,735, respectively.

	March 31, 2019	December 31, 2018
Equipment	$229,193	$229,193
Less: Accumulated Depreciation	(77,546)	(74,810)
Total	$151,647	$154,383

NOTE 5 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by the Company’s president and controlling stockholder. As of March 31, 2019, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2018.

As of March 31, 2019, and December 31, 2018, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities. All amounts are due on demand, unsecured and do not bear interest. This amount is classified as a long-term liability as the Company’s President does not expect repayment during the next 12 months.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the three months ended March 31, 2019, Greenkraft did not have any services performed by CEE, LLC and as of March 31, 2019 and December 31, 2018, Greenkraft owed CEE the amount of $5,945 for insurance.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement was from July 2014 to July 2019, with a monthly rent of $27,500. Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2016. As of March 31, 2019 and December 31, 2018, Greenkraft owed $525,000 to First Warner Properties LLC.  The debt does not require interest and there is no maturity date at this time.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft’s  president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to September 30, 2021, with a monthly rent of $10,000. As of March 31, 2019 and December 31, 2018, Greenkraft owed $280,000  and $250,000  to First Standard Real Estate LLC, respectively.

NOTE 6 – LINE OF CREDIT

During the quarter ended March 31, 2019 the company used a line of credit for $100,000 from the CEO.

NOTE 7 – CONVERTIBLE NOTES

As of March 31, 2019 and December 31, 2018 convertible notes had a balance of $3,500 and $5,500 respectively.

The outstanding note is convertible at a rate of $0.001 into shares of common stock

$2,000 of the convertible note was paid back during the quarter ended March 31, 2019.

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Company leases space for its offices and warehouse under a lease expiring 5 years after September 1, 2017. Rent expense was $120,000 per year, payable in installments of $10,000 per month. The future minimum lease payments under the operating lease is as follows:

Years ending December 31,	Amount

2019	90,000
2020	120,000
2021	80,000

Total	$290,000

As discussed in Note 1, the Company adopted ASU 2016-02 related to leases as of January 1, 2019. The Company is using the transition relief discussed in Note 1 for current quarter accounting treatment. Rent expense was $26,089 and $30,000 for the quarter ended March 31, 2019 and 2018, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On May 8, 2019 we purchased 2,000,000 shares back from the debt that had been converted in 2018 for $5,000.

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and determined that no other material subsequent events have transpired

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Working Capital

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Current Assets	$2,290,170	$1,833,532
Current Liabilities	1,420,238	1,162,470
Working capital (deficit)	869,941	671,062

As at March 31, 2019, we had working capital of $869,941 and $671,062 at December 31, 2018.

Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash Flows Provided by (Used in) Operating Activities	$397,576	$(97,823)
Cash Flows Provided by Investing Activities	-	-
Cash Flows provided (used) in Financing Activities	98,000	100,000
Net Increase in Cash During Period	495,577	2,177

Cash flow from Operating Activities

During the quarter ended March 31, 2019, the net cash provided  by operating activities totaled $397,576 compared to the cash used total $97,823  during the quarter ended March 31, 2018.

Cash flow from Investing Activities

During the quarter ended March 31, 2019 and 2018, the net cash provided by investing activities totaled $0.

Cash flow from Financing Activities

During the quarter ended March 31, 2019, the net cash provided by financing activities total $ 98,000 and $100,000 from line compared with total $0 during the quarter ended March 31, 2018.

Operation

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenue	$624,271	$111,576
Cost of revenue	240,005	95,095
Gross profit	384,266	16,481
Operation expense	103,055	145,576
Income (loss) from operation	$281,211	$(129,095)

Revenues

We earned revenues of $624,271 during the three months ended March 31, 2019 compared to earning revenues of $111,576 during the same period in 2018, which is due more truck sales for the three months ended March 31, 2019.

Operation Expenses

Our total operating expenses decreased from $145,577 to $103,055 for the three months ended March 31, 2019 compared to the same period in 2018. The reason for the decrease was in an effort to decrease operational costs.

Liquidity

During the quarter ended March 31, 2019, the Company had income from continuing operations of $384,266, net income of $281,211, stockholders’ deficit of $2,323,594 and working capital of $869,941.

Based on the financial support letter from the CEO of Greenkraft, he and his related party entities have no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has $240,000 government incentives as deferred revenue in current liability. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended March 31, 2019. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, and committed financial support from the owner and his related parties to fund its ongoing operations until the Company is able to meet its own obligation as they become due.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2019 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A. Risk Factors

As a smaller reporting company we are not required to provide the information call for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENKRAFT, INC.

Date: July 8, 2019	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: July 8, 2019	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

