Form 10-Q
period 2019-09-30
GREENKRAFT, INC.
filed 2020-01-21
CIK 1398529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(714) 545-7777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	GKIT	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of January 13, 2020 there were outstanding 103,102,718 shares of the registrant’s common stock, $.001 par value.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

GREENKRAFT, INC

CONDENSED BALANCE SHEETS

	As of	As of
	9/30/2019	12/31/18
	(unaudited)	(audited)

Assets
Current Assets
Cash	$209,408	$23,876
Accounts receivable, net of allowance for doubtful account of $0	3,600	3,600
Inventories, net	1,771,692	1,806,056
Total Current Assets	1,984,700	1,833,532

Property and equipment, net	146,176	154,383
Right of use	218,889	-
Total Non- Current Assets	365,064	154,383

Total Assets	$2,349,764	$1,987,915

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$25,479	$3,399
Accounts payable - related party	340,000	250,000
Accrued liabilities	115,834	111,745
Deferred income	469,955	475,995
Convertible notes payable	3,500	5,500
Other liabilities	83,427	75,000
Short term debt CEC	240,000	240,000
Short term debt related party	100,000	-
Lease Liability - current	111,589	-
Deferred rent - current	-	831
Total Current Liabilities	1,489,784	1,162,470

Non-Current Liabilities
Deferred rent - net of current	-	8,000
Long term payable related party	1,901,916	1,901,916
Long term payable - related party Defiance	285,389	285,389
Long term payable - related party FWP	525,000	525,000
Long term payable - related party CEE	5,945	5,945
Long term debt CEC	503,981	704,000
Lease Liability - Long Term	107,299	-
Total Non-Current Liabilities	3,329,530	3,430,250

Total Liabilities	4,819,314	4,592,720

Commitments and Contingencies	-	-
Shareholders’ Deficit
Common Stock, 400,000,000 shares authorized, 103,102,718 and 105,102,718 shares issued and outstanding, respectively	103,103	105,103
Additional Paid-In Capital	4,809,777	4,812,778
Accumulated Deficit	(7,382,430)	(7,522,686)
Total Stockholders’ Deficit	(2,469,550)	(2,604,805)

Total Liabilities and Stockholders’ Deficit	$2,349,764	$1,987,915

The accompanying notes are an integral part of these condensed financial statements

GREENKRAFT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	3 months ended September 30,		9 months ended September 30,
	2019	2018	2019	2018
Revenue	$191,729	$14,691	$913,252	$333,649
Cost of revenue	94,462	5,947	424,872	264,272
Gross Profit	97,267	8,744	488,380	69,377
Costs and expenses:
Payroll Expenses	51,179	51,164	131,173	138,076
Rent	25,667	30,000	81,169	90,000
Selling, general and administrative	35,351	39,166	135,782	161,959
Total costs and expenses	112,197	120,330	348,124	390,035
Income (Loss) from operations	(14,930)	(111,586)	140,256	(320,658)

Net Income / (Loss)	$(14,930)	$(111,586)	$140,256	$(320,658)

Basic Income (Loss) per share	(0.00)	(0.00)	0.00	(0.00)
Weighted average number of common shares outstanding- Basic	105,102,718	-	105,102,718	-

Diluted Income per Share	(0.00)	(0.00)	0.00	(0.00)
Weighted average number of common shares outstanding - Diluted	105,102,718	105,102,713	108,602,718	105,102,713

The accompanying notes are an integral part of these condensed financial statements

GREENKRAFT, INC.

Condensed Statement of changes in stockholders’ deficit

Three months and nine months ended September 30, 2019 and 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2017	103,102,718	$103,103	$4,105,577	$(6,829,745)	$(2,621,065)
Shares issued on conversion of debt	2,000,000	2,000	182,200		184,200
Net loss				(129,095)	(129,095)
Balance March 31, 2018	105,102,718	105,103	4,287,777	(6,958,840)	(2,565,960)
Net loss				(79,976)	(79,976)
Balance June 30, 2018	105,102,718	105,103	4,287,777	(7,038,816)	(2,645,936)
Net loss				(111,586)	(111,586)
Balance September 30, 2018	105,102,718	105,103	4,287,777	(7,150,403)	(2,757,523)
Forgiveness of debt - related party			525,000		525,000
Net loss				(372,281)	(372,281)
Balance December 31, 2018	105,102,718	105,103	4,812,777	(7,522,684)	(2,604,805)
Net income				281,211	281,211
Balance March 31, 2019	105,102,718	105,103	4,812,777	(7,241,473)	(2,323,594)
Stock repurchase	(2,000,000)	(2,000)	(3,000)		(5,000)
Net Loss				(126,024)	(126,024)
Balance June 30, 2019	103,102,718	$103,103	$4,809,777	$(7,367,497)	$(2,454,618)
Net Loss				(14,930)	(14,930)
Balance September 30, 2019	103,102,718	$103,103	$4,809,777	$(7,382,427)	$(2,469,550)

The accompanying notes are an integral part of these condensed financial statements

GREENKRAFT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,
	2019	2018

Operating Activities:
Income (loss)	$140,256	$(320,658)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation Expense		-
Depreciation expense	8,207	8,207
Change in operating assets and liabilities	-
Inventory	34,364	(525,201)
Prepaid Inventory	-	509,365
Right of use asset	(218,889)	-
Accounts payable	22,080	(16,189)
Accounts payable- related party	90,000	90,000
Accrued expense		(4,104)
Accrued Liabilities	12,516
Deferred Income	(6,040)	-
Deferred Rent current	(831)	-
Deferred Rent non current	(8,000)	-
Short Term debt CEC	-
Long Term debt CEC	(200,019)
Lease Liability , current	111,589	-
Lease Liability, Long term	107,299	-
Short term debt		(160,000)
Net cash (used) in provided by operating activities	92,532	(418,580)

Investing Activities:
Purchase of Machinery and Equipment		-
	-	-
Financing Activities:
Stock repurchase	(5,000)	-
convertible repayment	(2,000)	-
Borrowings under lines of credit-related party	100,000	425,000
Net cash provided by financing activities	93,000	425,000

Net increase in cash	185,532	6,420

Cash, Beginning of period	23,876	18,339

Cash, End of period	$209,408	$24,759
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non cash investing or financing activities
Debt converted to Common Stock	$-	$2,000

The accompanying notes are an integral part of these condensed financial statements

GREENKRAFT, INC.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2018 Form 10-K on May 10, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 as filed on May 10, 2019 have been omitted.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand except as noted in the table shown below.

The following table summarize items measured at fair market value during the period ended September 30, 2019:

	Level 1	Level 2	Level 3	Total
Lease	$-	$-	$218,889	$218,889
Total	$-	$-	$218,889	$218,889

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

Accounts Receivable – Trade accounts receivable consist of amounts due from the sale of trucks and parts. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At September 30, 2019 and December 31, 2018, the Company characterized $0 and $0 as uncollectible, respectively. At September 30, 2019, the accounts receivable, $3,600 represents one customer from the sale of parts.

Inventories – Inventories are primarily raw materials. Inventories are valued at the lower of, cost as determined on a weighted average cost basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition. No allowance was deemed necessary by management as of September 30, 2019 and 2018, respectively.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are ten years for all the equipment held by the Company. Depreciation expense of $2,735 and $2,735 are recognized for the quarters ended September 30, 2019 and 2018, respectively.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the quarter ended September 30, 2019 and 2018, $0 and $0, respectively, were expensed as research and development costs.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. No allowance was deemed necessary by management as of September 30, 2019 and 2018, respectively.

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

3. Trucks – Performance obligation to deliver system. Recognition of revenue at a point in time, given recognition over time criteria not met pursuant to 606-10-25-24. Final transfer of control passed to customer upon receipt and final acceptance. When the truck is accepted by the customer the final invoice is issued and all deferred revenue is recognized along with the related work in process costs for the truck. Trucks generally take 90 days to manufacture, assemble and then ship to our various customers. As of September 30, 2019 and December 31, 2018 customer deposits were $469,955 and $475,995 respectively.

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

Earning or Loss per Share - The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was net income for the Nine months ended September 30, 2019, basic and diluted income per share are calculated separately. As there was a net loss for the quarter ended September 30, 2019, basic and diluted loss per share are the same.

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

NOTE 3 – INVENTORY

Inventory principally consists of the cost of parts purchased and assembled during the nine months ended September 30, 2019 and year ended December 31, 2018 for the assembly of the fuel-efficient vehicles to sell to the customers.

	September 30, 2019	December 31, 2018
Raw materials	$1,771,692	$1,806,056
Total Inventory	1,771,692	1,806,056

NOTE 4- PROPERTY AND EQUIPMENT

For the three months ended September 30, 2019 and December 31, 2018, depreciation expense of fixed assets totaled approximately $2,735 and $2,735, respectively.

For the nine months ended September 30, 2019 and December 31, 2018, depreciation expense of fixed assets totaled approximately $8,207 and $8,207 respectively.

	September 30, 2019	December 31, 2018
Equipment	$229,193	$229,193
Less: Accumulated Depreciation	(83,017)	(74,810)
Total	$146,176	$154,383

NOTE 5 – RELATED PARTY TRANSACTIONS

The Defiance Company, LLC is owned by the Company’s president and controlling stockholder. As of September 30, 2019, accounts payable to Defiance is $285,389 for amounts paid by Defiance Company, LLC on behalf of Greenkraft, which is the same amount as of December 31, 2018.

As of September 30, 2019, and December 31, 2018, Greenkraft has notes payable for a total of $1,901,916, to its President and his related entities. All amounts are due on demand, unsecured and do not bear interest. This amount is classified as a long-term liability as the Company’s President does not expect repayment during the next 12 months.

The Company’s president is a member of CEE, LLC which performs emission testing services. During the nine months ended September 30, 2019, Greenkraft did not have any services performed by CEE, LLC and as of September 30, 2019 and December 31, 2018, Greenkraft owed CEE the amount of $5,945 for insurance.

First Warner Properties LLC is the owner of 2215 S. Standard Ave Santa Ana Ca 92707. The company’s president is a member of First Warner. Greenkraft leased the property as assembly plant from First Warner. The term of the lease agreement was from July 2014 to July 2019, with a monthly rent of $27,500. Greenkraft terminated the lease agreement with First Warner Properties LLC at the end of August 2016. As of September 30, 2019 and December 31, 2018, Greenkraft owed $525,000 to First Warner Properties LLC. The debt does not require interest and there is no maturity date at this time.

First Standard Real Estate LLC is the owner of 2530 South Birch Street, Santa Ana, CA 92707. Greenkraft’s president is a member of First Standard Real Estate LLC. Greenkraft leased a portion of the building designated as 20,000 square feet garage area. The term of the lease agreement is from September 1, 2016 to September 30, 2021, with a monthly rent of $10,000. As of September 30, 2019 and December 31, 2018, Greenkraft owed $340,000 and $250,000 to First Standard Real Estate LLC, respectively.

NOTE 6 – LINE OF CREDIT

During the nine months ended September 30, 2019 the company used a line of credit for $100,000 from the CEO.

NOTE 7 – CONVERTIBLE NOTES

As of September 30, 2019 and December 31, 2018 convertible notes had a balance of $3,500 and $5,500 respectively.

The outstanding note is convertible at a rate of $0.001 into shares of common stock $2,000 of the convertible note was paid back during the nine months ended March 31, 2019.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases space for its offices and warehouse under a lease expiring 5 years after September 1, 2017. Rent expense is $120,000 per year, payable in installments of $10,000 per month. The future minimum lease payments under the operating lease is as follows:

Years ending December 31,	Amount

2019	30,000
2020	120,000
2021	80,000

Total	$230,000

As discussed in Note 1, the Company adopted ASU 2016-02 related to leases as of January 1, 2019. The Company is using the transition relief discussed in Note 1 for lease accounting treatment. Rent expense was $81,169   and $90,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Working Capital

	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018
Current Assets	$1,984,700	$2,049,642
Current Liabilities	1,489,784	1,393,577
Working capital (deficit)	494,916	656,065

As at September 30, 2019, we had working capital of $494,916 and $656,065 at September 30, 2018.

Cash Flows

	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018

Cash Flows Provided by (Used in) Operating Activities	$92,532	$(418,580)
Cash Flows Provided by Investing used in Activities	-	-
Cash Flows provided (used) in Financing Activities	93,000	425,000
Net Increase in Cash During Period	185,532	6,420

Cash flow from Operating Activities

During the nine months ended September 30, 2019, the net cash provided by operating activities totaled $92,532 compared to the cash used total of ($418,580) during the quarter ended September 30, 2018.

Cash flow from Investing Activities

During the three months ended September 30, 2019 and 2018, the net cash provided by investing activities totaled $0.

During the nine months ended September 30, 2019 and 2018, the net cash provided by investing activities totaled $0.

Cash flow from Financing Activities

During the three months ended September 30, 2019, the net cash provided by financing activities totaled $93,000 compared with total of $425,000  during the nine months ended September 30, 2018.

Operations

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Revenue	$191,729	$14,691
Cost of revenue	94,462	5,947
Gross profit	97,267	8,744
Operation expense	(112,197)	(120,330)
Income (loss) from operation	$(14,930)	$(111,586)

	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018

Revenue	$913,252	$333,649
Cost of revenue	424,872	264,272
Gross profit	488,380	69,377
Operation expense	(348,124)	(390,035)
Income (loss) from operation	$140,256	$(320,658)

Revenues

We earned revenues of $191,729 during the three months ended September 30, 2019 compared to earning revenues of $14,691 during the same period in 2018. In 2018 we had less sales as we were focused on launching a new product.

We earned revenues of $913,252 during the nine months ended September 30, 2019 compared to earning revenues of $333,649 during the same period in 2018, which is due more truck sales of our new product for the nine months ended September 30, 2019.

Operation Expenses

Our total operating expenses decreased from $120,330  to $112,197 for the three months ended September 30, 2019 compared to the same period in 2018. The reason for the decrease was in an effort to decrease operational costs.

Our total operating expenses decreased from $390,035  to $348,124   for the nine months ended September 30, 2019 compared to the same period in 2018. The reason for the decrease was due to less expenses.

Liquidity

During the nine months ended September 30, 2019, the Company had revenue from continuing operations of $913,252 , net income of $140,256 stockholders’ deficit of $2,469,550 and working capital of $494,916.

Based on the financial support letter from the CEO of Greenkraft, he and his related party entities have no present or future plans or intentions to (A) liquidate Greenkraft, Inc.; (B) sell or otherwise dispose of all, or a significant portion of, its investment in the Company or otherwise change its capital structure; (C) discontinue providing financial support to Greenkraft, Inc; or (D) pursue the collection if the company has cash flow issues. Also, the company has $240,000 government incentives as deferred revenue in current liability. Based on the cash burn calculation, the Company is expected to have sufficient cash flow to cover the normal business operation for the twelve month-ended September 30, 2019. In the next 12 months, the Company will continue to receive sales orders, recognize revenue by selling the qualified trucks for the government incentive program, and committed financial support from the owner and his related parties to fund its ongoing operations until the Company is able to meet its own obligation as they become due.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2019 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GREENKRAFT, INC.

Date: January 17, 2020	By:	/s/ George Gemayel
George Gemayel
President, Chief Executive
Officer and Director

Date: January 17, 2020	By:	/s/ Sosi Bardakjian
Sosi Bardakjian
Chief Financial Officer
and Director

